Form 10-K405
period 1997-12-31
HUSSMANN INTERNATIONAL INC
filed 1998-03-31
CIK 1046128

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                      ------------------------------------

                                   FORM 10-K
                      ------------------------------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                  For the fiscal year ended December 31, 1997
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934
              For the transition period from ________ to ________
                        Commission File Number: 01-13407
                          HUSSMANN INTERNATIONAL, INC.
             (Exact Name of Registrant as Specified in its Charter)

                  DELAWARE                                       43-1791715
      (State or Other Jurisdiction of               (I.R.S. Employer Identification No.)
       Incorporation or Organization)
                       12999 ST. CHARLES ROCK ROAD, BRIDGETON, MISSOURI    63044-2483
                           (Address of Principal Executive Offices)        (Zip Code)

       Registrant's telephone number, including area code: (314) 291-2000
          Securities registered pursuant to Section 12(b) of the Act:

--------------------------------------------------------------------------------------------
            TITLE OF EACH CLASS                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
--------------------------------------------------------------------------------------------
  Common Stock, par value $.001                 New York Stock Exchange
  Preferred Stock Purchase Rights               New York Stock Exchange
--------------------------------------------------------------------------------------------

        Securities registered pursuant to Section 12(g) of the Act: None Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
     As of March 2, 1998 the aggregate market value of the Registrant's voting and non-voting common equity held by non-affiliates was $776.8 million (based on closing sale price of $15.375 as reported for the New York Stock Exchange-Composite Transactions).
     The number of shares of the Registrant's Common Stock, $.001 par value per share, outstanding as of March 2, 1998 was 50.7 million.
================================================================================

                               TABLE OF CONTENTS

                                                                PAGE
                                                                ----
PART I
1.   Business...............................................       2
2.   Properties.............................................       8
3.   Legal Proceedings......................................       9
4.   Submission of Matters to a Vote of Security Holders....       9

PART II
5.   Market for Registrant's Common Equity and Related
      Stockholder Matters...................................       9
6.   Selected Financial Data................................       9
7.   Management's Discussion and Analysis of Financial
      Condition and Results of Operations...................      11
7A. Quantitative and Qualitative Disclosures about Market
      Risk..................................................      19
8.   Financial Statements and Supplementary Data............      19
9.   Changes in and Disagreements with Accountants on
      Accounting and Financial Disclosure...................      37

PART III
10.  Directors and Executive Officers of the Registrant.....      38
11.  Executive Compensation.................................      42
12.  Security Ownership of Certain Beneficial Owners and
      Management............................................      46
13.  Certain Relationships and Related Transactions.........      47

PART IV
14.  Exhibits, Financial Statement Schedules and Reports on
      Form 8-K..............................................      48
Signatures..................................................      49
Exhibit Index...............................................      50

                                     PART 1

ITEM 1.  BUSINESS

BACKGROUND

     Hussmann International, Inc. ("Hussmann" or the "Company") was incorporated under the laws of the State of Delaware on August 29, 1997. At the time of its incorporation, the Company was a wholly-owned subsidiary of Whitman Corporation, a Delaware Corporation ("Whitman").

     On January 30, 1998 (the "Distribution Date"), Whitman distributed (the "Distribution") all of the issued and outstanding shares of common stock, par value $.001 per share, of the Company (the "Common Stock" or "Hussmann Common Stock") to the shareholders of record of Whitman's common stock as of January 16, 1998. The Distribution was made pursuant to the terms of a Distribution and Indemnity Agreement (the "Distribution Agreement") dated as of December 31, 1997 by and among Whitman, the Company and Hussmann Corporation, a Missouri corporation ("Hussmann Corporation") and wholly-owned subsidiary of the Company.

     Pursuant to the Distribution Agreement and prior to the Distribution Date, the Company and Whitman executed a series of steps in order to separate from Whitman any assets related to the business of Hussmann. Such steps involved, among other things, the transfer to Hussmann from Whitman of Hussmann Corporation and all of the foreign businesses conducted by Hussmann Corporation which were previously held by a Netherlands company owned by Whitman. As a result of the Distribution, Hussmann is now an independent public company.

     Hussmann Corporation is the successor to the business started by Harry L. Hussmann in 1906 which sold butchers supplies. Hussmann introduced the first meat display case in 1917 and the first frozen food case for Clarence Birdseye in 1933. Since 1933, Hussmann Corporation has grown to be the market leader in the manufacture and sale of refrigerated display merchandisers and refrigeration systems in the U.S., Canada, the U.K., Mexico and Chile. Hussmann Corporation was incorporated in Missouri in 1929. Hussmann's principal executive offices are located at 12999 St. Charles Rock Road, Bridgeton, Missouri 63044 and its telephone number is (314) 291-2000.

FORWARD-LOOKING STATEMENTS

     Hussmann has made and will make certain forward-looking statements in this Annual Report and in certain other contexts relating to future revenues, profitability and financial resources, among others. Hussmann's actual results in the future may differ materially from those projected in such forward-looking statements due to risks and uncertainties that exist in Hussmann's operations and business environment, including, among other factors: economic and market conditions; currency exchange rates; changes in customer spending levels and demand for new products; cost and availability of raw materials; the continuation of growth in significant developing markets such as Mexico, China and South America; and overall competitive activities.

OVERVIEW

     Hussmann manufactures, sells, installs and services merchandising and refrigeration systems for the world's commercial food industry. Products include refrigerated and non-refrigerated display merchandisers, refrigeration systems, beverage coolers, air handlers, condensers, coils and walk-in storage coolers and freezers. Hussmann utilizes advanced technology to create energy efficient products that are designed to provide low life-cycle cost. Hussmann's wide product line features high quality products intended to meet the needs of a broad range of customers.

     Hussmann's 1997 sales of approximately $1.1 billion included approximately $530 million from the sale of display merchandisers, approximately $165 million from refrigeration systems, approximately $260 million from installation and service and approximately $140 million from the sale of other products, including beverage coolers. For further information about Hussmann's historical results of operations, see "Manage-ment's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report.

     Hussmann operates in three geographic segments, the U.S. and Canada, the United Kingdom and Other International, which includes Mexico, Latin America, Asia Pacific, continental Europe and the Middle East. Hussmann's 1997 sales, before elimination of sales between geographic areas, included $895 million from U.S. and Canada operations, $124 million from U.K. operations and $134 million from Other International operations. See Note 17 of Hussmann's Combined Financial Statements included elsewhere in this Annual Report for further information about Hussmann's foreign and domestic operations and export sales.

MARKET OVERVIEW

     In the U.S. and Canada, Hussmann sells its products primarily to supermarkets and convenience stores, including both national chains and local retailers. Since 1995, supermarkets and convenience stores have accelerated their expansion by remodeling their facilities and modernizing their equipment. Changes have also resulted from growth in the number of dual wage-earner families who demand more convenience in food preparation. Supermarkets and convenience stores have also begun to focus on higher margin products such as prepared foods which require more refrigerated or heated display merchandising space.

     In addition to the expansion by supermarkets and convenience stores, the retail food service market, which includes outlets such as Boston Market and Kenny Rogers, is now one of the fastest growing parts of the commercial food industry in the U.S. This growth is attributable to the same factors driving supermarkets and convenience stores to sell more prepared foods. Another growing market within the commercial food industry is commercial/industrial refrigeration, including processing, produce ripening and cold storage warehousing facilities.

     In February 1998, the Board of Directors of Hussmann approved a plan to expand production capacity of refrigerated display cases at its Bridgeton, Missouri plant by 20 percent and consolidate the production of refrigeration systems from five to two North American manufacturing locations. The reconfiguration of the Bridgeton plant and realignment of refrigeration production will require $12.6 million of capital investment designed to produce annual savings of approximately $2.8 million. Part of the Bridgeton refrigeration production will be moved to a new 360,000 square foot plant to be built in Atlanta, Georgia, and part of its production will be moved to an existing facility in Chino, California. The Atlanta plant is scheduled to open during the third quarter of 1998, Bridgeton refrigeration production is scheduled to close during the fourth quarter of 1998 and the new Bridgeton case line is scheduled to begin production during the second or third quarter of 1999.

     The international market represents a significant long-term growth opportunity as countries develop their infrastructure, as well as their food distribution and preservation needs. Many countries are also experiencing economic growth, creating demand for more technologically advanced products. Finally, in Mexico and Latin America, local retailers are expanding and remodeling their stores as a result of competition from U.S. and European chains that are entering these markets. However, since 1995, Hussmann has experienced declining sales in the U.K. In 1997, Hussmann's operating loss in the U.K. was $55.4 million. In the second half of 1997, Hussmann recorded charges totaling $56.3 million related to the recognition of goodwill impairment, the closure of certain sales and service branches in the U.K., and the restructuring of its U.K. operations and consolidation of certain operations in North America. Of the total, $30.7 million ($29.6 million on an after-tax basis) principally related to the recognition of goodwill impairment and the closure of sales and service branches in the U.K. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 14 and 17 of Hussmann's Combined Financial Statements included elsewhere in this Annual Report.

     The remaining portion related to management's decision during the fourth quarter of 1997 to restructure its U.K. operations. The restructuring plan included closing a manufacturing facility in Glasgow, Scotland and the consolidation of two other manufacturing facilities in Milton Keynes, England. Additionally, it included the consolidation of certain North American operations. These actions resulted in the elimination of approximately 320 jobs, primarily in the U.K. The total costs were approximately $25.6 million (approxi-mately $17.4 million on an after-tax basis) which includes $12.6 million for the write-down of inventory and equipment, $10.9 million in severance and termination benefits, and $2.1 million for lease termination and other closing costs. The restructuring is scheduled to be completed by the second quarter of 1998 and is expected to result in lower employee costs and improved manufacturing productivity. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 14 and 17 to the Combined Financial Statements of Hussmann included elsewhere in this Annual Report.

STRATEGY

     Hussmann's business strategy is to maintain and improve its position as a leader in the mature markets in which it competes while expanding its presence in the food service market and evolving international markets.

     Sales Growth. In the U.S. and Canada, Hussmann is seeking to improve its sales to those customers which it has historically served in the commercial food industry while increasing sales to higher growth areas of the food service market. Hussmann plans to achieve these goals by (i) continuing to develop proprietary products such as the Impact line and the Protocol refrigeration system described below in order to differentiate Hussmann from its competitors,
(ii) expanding into the food service market by leveraging its existing technological and manufacturing expertise, and (iii) pursuing strategic acquisitions to broaden its service and distribution network and manufacturing capabilities.

     International Expansion. Hussmann seeks to participate in the growth of developing regions throughout the world by further strengthening a manufacturing and distribution presence in these regions. In order to more effectively serve these regions and follow the globalization of its customer base, Hussmann is investing in manufacturing facilities that have the technology to produce specific products tailored to local customer demand. Hussmann expects to increase its global competitiveness by locating manufacturing facilities in various regions throughout the world. Approximately 33% of Hussmann's 1997 sales and revenues were to customers outside of the U.S.

     Increased Capacity. The commercial food industry in the U.S. has experienced significant growth since the beginning of 1995. As a result, Hussmann's plants operated at full capacity during the third and fourth quarters of 1995, 1996 and 1997. In order to capitalize on the industry's growth while providing timely delivery to existing customers, Hussmann has announced plans (described above under "Market Overview") to expand production capacity of refrigerated display cases at its Bridgeton, Missouri plant by 20 percent and consolidate the production of refrigeration systems from five to two plants located in Atlanta, Georgia and Chino, California. See "Properties" appearing elsewhere in this Annual Report.

     Cost Reduction. Hussmann has implemented aggressive cost and expense containment programs, including rationalizing similar manufacturing operations, instituting centralized purchasing of frequently used components, consolidating engineering efforts and striving to keep selling, general and administrative and fixed costs constant through the year 2000.

PRODUCTS

     Hussmann products include refrigerated and non-refrigerated display merchandisers, refrigeration systems, beverage coolers, air handlers, condensers, coils and walk-in storage coolers and freezers. Hussmann utilizes advanced technology to create energy efficient products that are designed to provide low life-cycle costs. Hussmann's wide product line features high quality products intended to meet the needs of a broad range of customers. All of Hussmann's products are certified to relevant national or international industry standards, as appropriate, by independent laboratories.

     Merchandisers. Refrigerated display merchandisers preserve perishable food products while allowing attractive display and accessibility to the consumer. Display merchandisers are used to display refrigerated and frozen products in supermarkets, convenience stores, food service outlets and delicatessens. These merchandisers are either self-contained or linked to a remote refrigeration system through a system of pipes. Hussmann's display merchandisers can be customized to display a variety of items.

     Hussmann's current standard product line of merchandisers, the Impact line, was introduced in 1995. Hussmann has positioned Impact as a global merchandising platform. Before the introduction of the Impact line, Hussmann's operating units offered region-specific merchandising product lines. Hussmann's operations in the U.S., Mexico and China have completed the transition to the Impact line. Hussmann anticipates that its operations in Latin America and the U.K. will complete the transition to the Impact line during 1998.

     The Impact platform was designed with new technological features, manufacturing efficiencies, and global markets in mind. Impact products utilize many common parts and each merchandiser is designed to be dismantled and shipped in pieces so as to more economically and efficiently address export shipment costs as well as remote case assembly opportunities. The Impact line of merchandisers also includes cases that are not product specific, enabling stores to display fresh meat, bulk produce, and other products in the same merchandiser by changing display accessories. Impact merchandisers offer lower energy, maintenance and refrigeration costs, while featuring advanced styling and merchandising capabilities.

     Hussmann is also a leader in providing customized refrigerated display merchandisers and accessories which complement its standard lines. The demand for these merchandisers has increased with the growth of specialty sections in supermarkets that require custom designed attractive merchandisers that highlight the displayed products. These higher margin, specialized merchandisers represent an expanding market where Hussmann can capitalize on its leadership position and extensive branch network for selling, installing and servicing products. Hussmann merchandisers can be refrigerated, non-refrigerated, heated and color coordinated to store specifications. Hussmann is the only manufacturer with extensive custom capabilities throughout the U.S. and Canada. Hussmann's Chino, California and Brantford, Ontario plants are the largest custom merchandiser manufacturers in North America.

     Refrigeration Systems. Hussmann is a technological leader in centralized refrigeration systems. These systems, which include multi-compressors, automatic flow control systems and electronic controls, are generally located in the store's back room, away from the display and merchandising areas. They are built to customer specifications and vary by number of compressors, refrigerant type and need for satellite units.

     In 1993 Hussmann introduced the Protocol refrigeration system. The Protocol system utilizes compact, multiple scroll compressor refrigeration units enclosed in attractive housings. Unlike back room systems, individual Protocol units are located either in or, more often, very near the sales areas, close to the refrigerated display cases. Protocol units use minimal floor space and eliminate the need for a refrigeration back room and related construction costs. Protocol is a chlorofluorocarbon (CFC) and hydrochlorofluorocarbon (HCFC) free system, which uses up to 50% less refrigerant and reduces the amount of piping and brazed joints, which lessens the likelihood of refrigerant leaks.

     Other Products. Hussmann manufactures numerous other products for use in the commercial food industry. These products include a line of coolers for the beverage industry sold primarily in Mexico and Latin America. In addition, Hussmann manufactures air handlers, condensers and coils for the commercial/industrial refrigeration market. Hussmann also manufactures and installs walk-in storage coolers and freezers that are used for bulk storage and storage for non-display items. These are typically found in the back rooms of supermarkets and convenience stores and other commercial sites, such as hotel and cafeteria kitchens, and are filled with items that require refrigeration prior to sales area display. Hussmann's other products also include self-contained refrigeration equipment utilized in convenience stores.

PRODUCT DEVELOPMENT AND PROPRIETARY INFORMATION

     Hussmann strives to be the technology leader in food merchandising equipment and commercial refrigeration. Hussmann believes that technological development is an important factor in its ability to maintain its market leadership position. Hussmann's research and product development strategy is to centralize the development of new products for global application. Two global design centers have responsibility for creating new products with a focus on global design for specific technologies and product lines. The goal of the design centers is to achieve more commonality of components and modularity in Hussmann's product lines. The centers share technologies and product designs. The Impact merchandiser platform reflects Hussmann's global design approach.

     The corporate design center, located at Bridgeton, is responsible for technology development and new supermarket display cases platforms as well as global manufacturing support. The Mexico City design center is responsible for entry level products such as beverage coolers and spot merchandisers. In addition to the global design centers, Hussmann carries out refrigeration systems development primarily at its Bridgeton, Atlanta and Brantford facilities and custom merchandiser development at its Chino, California facility.

     The corporate design center, which Hussmann believes to be unique in the industry, includes nine ambient-controlled display case test rooms, four ambient-controlled psychrometric test rooms, one ambient-controlled test chamber, all with dedicated computer based data acquisition systems, a "mini-factory" model shop, materials testing lab, reverberate sound test room, transit and vibration test area, rain test chamber and solid modeling design workstations. The corporate design center allows Hussmann to work closely with chemical companies and compressor, valve and controls manufacturers to create new generations of cases and systems.

     Hussmann's research and development efforts are staffed by approximately 130 engineers, designers, laboratory technicians and model makers, including approximately 55 at the corporate design center. During 1997 Hussmann spent approximately $5.6 million on research and development, of which $3.6 million was devoted to the corporate design center. Research and development expenditures during 1998 are expected to be consistent with 1997.

     Hussmann holds patents registered in the U.S. and foreign countries for various products. Hussmann believes that, although its patents relating to the Impact platform and Protocol refrigeration systems are important in maintaining its competitive and marketing advantage, no individual patent is material to its financial condition or results of operations. Hussmann also holds various trademarks, trade names and copyrights, none of which, other than the Hussmann name, is considered by Hussmann to be material to its financial condition or results of operations.

MANUFACTURING OPERATIONS

     Hussmann has 10 manufacturing plants in the U.S. and Canada, each of which is devoted to the manufacture of certain lines of Hussmann products. Hussmann believes that efficiency and quality are increased by concentrating the manufacture of its different product lines at separate plants. See "Properties" appearing elsewhere in this Annual Report.

     In Mexico, Hussmann has manufacturing plants in Mexico City and Monterrey primarily serving the supermarket and beverage industries. During 1995, Hussmann expanded its operations in South America with an acquisition of a 75 percent interest in Refrigeracion Frio-Lux S.A.I. ("Frio-Lux") in Chile, a manufacturer of self-contained refrigerated display merchandisers and walk-in storage coolers and freezers. Hussmann purchased the remaining 25 percent of Frio-Lux in 1997. In January, 1997, Hussmann acquired a 70 percent interest in Hussmann Fast Frio do Brasil, Ltda. ("Fast Frio"), a Brazilian supermarket equipment manufacturer. In November, 1997, Hussmann also acquired 100% of Industrias Gilvert in Mexico City, a manufacturer of commercial and industrial refrigeration products.

     Hussmann has a manufacturing plant in Milton Keynes, England that makes refrigerated display merchandisers and a plant in Glasgow, Scotland that makes refrigeration systems. Hussmann sells the products manufactured at these plants primarily in the U.K.

     In Asia Pacific, Hussmann has a 55 percent interest in Luoyang Hussmann Refrigeration Co. Ltd. ("Luoyang Refrigeration"), a leading producer of refrigeration systems and display merchandisers in China. Hussmann opened a new factory in Luoyang in 1996, and began to produce Hussmann-designed products, including the Impact line of merchandisers.

     Most of Hussmann's component purchases are for standard, readily available materials such as carbon steel, compressors and electrical components. Such components are available from multiple suppliers, and Hussmann has not experienced any significant shortages. Hussmann generally does not enter into long-term supply contracts. Hussmann also purchases custom components produced to its specifications. Although an interruption in the supply of a custom component may cause a short-term disruption to operations, Hussmann has alternative supply plans to mitigate any long-term effects. Hussmann believes it enjoys good relationships with its suppliers of both standard and custom components.

SALES AND MARKETING

     In the U.S., Canada, Mexico and the U.K., Hussmann sells, installs and services products primarily through its network of approximately 35 branch facilities. In addition to these company-operated facilities, Hussmann works with approximately 20 independent distributors in the U.S. and Canada. It has also entered into a joint venture with Global TH, a Hungarian manufacturer, for the marketing of Hussmann products in Hungary. Through this network and the Hussmann Total Service Program ("TSP"), Hussmann seeks to promote strong customer loyalty and strengthen its reputation for quality and reliability. The Hussmann TSP encompasses Hussmann's ability to provide store design, engineer a broad range of standard and customized equipment, and provide installation and service capabilities to its customers.

     Hussmann has also entered into agreements throughout the U.S. with manufacturers' representatives specializing in the food service market. Hussmann believes that these relationships will enable it to more effectively increase its sales in this growing market.

     In Latin America, Hussmann sells through a network of approximately 20 independent distributors in those countries where it has no direct investment. Hussmann has distribution agreements in Argentina, Colombia, El Salvador, Venezuela, Ecuador, Guatemala, Costa Rica and Puerto Rico. Hussmann has its own distribution network in Chile, Brazil and Peru. In Southeast Asia, Hussmann has a 50% owned joint venture with a distributor in Singapore that sells, services and installs Hussmann products throughout the southern Pacific Rim. Hussmann has agreements with distributors in Korea, Taiwan, Thailand, New Zealand, French Polynesia and Guam.

     Hussmann's pricing is usually on a competitive bid basis. Hussmann submits individual store bids, multi-store package bids and annual contract bids. There is standard pricing for some items such as service parts and also for wholesale sales.

COMPETITION

     In general, the markets in which Hussmann participates are highly competitive with competition primarily based on price, features, quality, technology and energy conservation. Hussmann believes that it is competitive on these bases. Hussmann's competitors vary according to product and geographic area and include companies that manufacture a variety of products for the commercial food industry and those that specialize in a particular product. Hussmann faces competition from a limited number of large competitors in the supermarket and convenience store markets in the U.S. and Canada. These competitors include Kysor-Warren (Scotsman Industries, Inc.), Tyler Refrigeration Corporation (United Technologies Corporation) and Hill Phoenix, Inc. (Dover Corporation) in supermarkets and Universal Nolin/Kelvinator (Electrolux AB), Master-Bilt Products, and Federal (Standex International Corporation) in convenience stores. Competition in the U.S. and Canada in refrigeration systems, walk-in storage coolers and freezers and other Hussmann products is more fragmented, with Hussmann facing competition from a number of regional manufacturers.

     In Mexico, Latin America and Europe, Hussmann faces competition from large European manufacturers, such as Costan (EL. FI Elettrofinanziara S.P.A.), Linde and Zanussi (Electrolux AB), as well as smaller local manufacturers. In Asia Pacific, Hussmann is in competition with local manufacturers, large European manufacturers and Japanese manufacturers, such as Sanyo and Nakano.

CUSTOMERS

     No single customer accounted for more than 5% of Hussmann's sales during any of the last three fiscal years. Hussmann's largest customers are supermarkets in the U.S. and include 19 of the top 20 chains. The U.S. customer base is composed of approximately 13,000 independent and 18,000 chain-owned supermarkets, plus over 52,000 other grocery stores. In recent years, approximately 4,000 stores purchased refrigeration equipment annually for either new store openings or remodelings. Historically, Hussmann's supermarket business has been divided approximately equally between new store activity and the remodeling of existing stores.

BACKLOG AND SEASONALITY

     The dollar amount of firm backlog at December 31, 1997 was $176.6 million, compared with $168.1 million at December 31, 1996. Substantially all such backlog was shipped by March 1, 1998.

     Hussmann experiences the greatest demand for its products in the third and fourth quarters of the year, with approximately 59% of annual sales occurring during that period in 1997 and 1996. This demand results from customers' seasonal construction cycles and desire to complete stores prior to the year-end holiday season. On average, during the five year period ending 1997, 65% of operating income was generated in the third and fourth quarters.

REGULATORY COMPLIANCE

     Hussmann is subject to numerous federal, state and local laws and regulations designed to protect the environment. In addition to environmental laws, Hussmann is subject to the Federal Occupational Safety and Health Act and other laws regulating safety and health. Hussmann maintains a program to facilitate compliance with these laws, the capital costs of which are not material to its financial condition or results of operations.

     Hussmann is contractually obligated through 2004 to indemnify the current owners of a previously sold operation for the costs to perform certain remedial and monitoring activities. These activities are identified and outlined in a Consent Order signed by Hussmann and the Missouri Department of Natural Resources. Hussmann believes it has set aside sufficient reserves to meet these obligations.

     Hussmann has been named as a potentially responsible party under superfund legislation at three sites. One site is a community landfill and the other two sites are treatment, storage and disposal facilities used by Hussmann to handle industrial waste. Hussmann is not currently utilizing any of these sites and believes any liability it may ultimately incur at such sites would not have a material adverse effect on its financial condition or results of operations.

EMPLOYEES

     At December 31, 1997, Hussmann had approximately 8,700 employees, including approximately 5,600 covered by collective bargaining agreements. Labor contracts with respect to approximately 1,350 and 1,200 employees expire in 1998 and 1999, respectively. Labor contracts with respect to approximately 2,410 employees, including approximately 1,500 employees at Hussmann's Bridgeton facility, expire in the year 2000. Hussmann considers its relationships with employees to be generally satisfactory.

ITEM 2.  PROPERTIES

     The following table sets forth certain information with respect to Hussmann's manufacturing facilities, all of which are owned by Hussmann except as noted below.

                                         APPROXIMATE
LOCATION                                SQUARE FOOTAGE           PRIMARY PRODUCTS MANUFACTURED
--------                                --------------           -----------------------------
Bridgeton, Missouri(1)...............     1,600,000      Refrigerated display merchandisers and
                                                         refrigeration systems
Montgomery, Alabama(2)...............       157,000      Walk-in storage coolers and freezers
Chino, California(2).................       400,000      Custom display merchandisers and refrigeration
                                                         systems
Aurora, Colorado(2)..................        79,000      Bakery merchandisers and floral displays
Norcross, Georgia(2).................        85,000      Refrigeration systems and air handlers
Addison, Illinois....................       208,000      Evaporators, condensers and coils

                                         APPROXIMATE
LOCATION                                SQUARE FOOTAGE           PRIMARY PRODUCTS MANUFACTURED
--------                                --------------           -----------------------------
Gloversville, New York...............       150,000      Self-contained refrigerated display
                                                         merchandisers
Seattle, Washington(2)...............        80,000      Walk-in storage coolers and freezers
Brantford, Ontario...................       385,000      Custom display merchandisers and refrigeration
                                                         systems
St. Hubert, Quebec...................       180,000      Evaporators, condensers, air handlers and
                                                         coils
Milton Keynes, England...............        80,000      Custom display merchandisers
Mexico City, Mexico..................       100,000      Evaporators, condensers and coils
Mexico City, Mexico..................       280,000      Beverage coolers and refrigerated display
                                                         merchandisers
Monterrey, Mexico....................       235,000      Beverage coolers, refrigerated display
                                                         merchandisers and walk-in storage coolers and
                                                         freezers
Santiago, Chile......................        70,000      Self-contained refrigerated display
                                                         merchandisers and walk-in storage coolers and
                                                         freezers
Londrina, Brazil(3)..................       170,000      Refrigerated display merchandisers, shelving,
                                                         check-out stands and refrigeration systems
Luoyang, China(3)....................       230,000      Refrigerated display merchandisers and
                                                         refrigeration systems

---------------

(1) Hussmann world headquarters and corporate offices.

(2) Leased.

(3) Owned with a joint venture partner.

ITEM 3.  LEGAL PROCEEDINGS

     Hussmann has contingent liabilities arising from various pending claims and litigation on a number of matters. While the amount of liability that may result from these matters cannot be determined, in the opinion of Hussmann counsel, the ultimate liability will not materially affect the combined financial condition or results of operations of Hussmann.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock is listed on the New York Stock Exchange ("NYSE") under the symbol "HSM". As of March 2, 1998, there were 15,918 holders of record of the Common Stock.

     "When issued" trading of the Common Stock commenced on the NYSE on January 20, 1998. Prior to that date, the Common Stock was not listed or quoted on any securities exchange or quotation system.

     Prior to the Distribution, Hussmann paid dividends to Whitman as Hussmann's then sole stockholder. On February 26, 1998, the Board of Directors of Hussmann declared a quarterly dividend of two cents per share on the Common Stock, payable April 1, 1998 to stockholders of record on March 9, 1998. This action represents an eight cents per share annual dividend on 50.7 million shares of common stock outstanding.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table presents selected historical combined financial information of Hussmann. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical combined financial statements of Hussmann and the notes thereto included elsewhere in this Annual Report. The combined operating results data set forth below for each of the years ended December 31, 1997, 1996 and 1995 and the combined balance sheet data as of December 31, 1997 and 1996 are derived from, and are qualified by reference to, the audited combined financial statements of Hussmann included elsewhere in this Annual Report, and should be read in conjunction with those financial statements and notes thereto. The combined operating results data for the year ended December 31, 1994 and the combined balance sheet data as of December 31, 1995 are derived from audited combined financial statements of Hussmann not included herein. The combined operating results data for the year ended December 31, 1993 and the combined balance sheet data as of December 31, 1994 and 1993 are derived from unaudited combined financial statements of Hussmann not included herein. Per share data has not been presented for historical amounts because Hussmann was wholly-owned by Whitman during the periods presented below.

     The combined historical financial information presented below may not necessarily reflect future results of operations or financial position of Hussmann or what the results of operations or financial position of Hussmann would actually have been had Hussmann operated as an independent company during the periods shown.

                                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                   1997       ----------------------------------------------
                                               PRO FORMA(A)     1997       1996      1995     1994     1993
                                               ------------   --------   --------   ------   ------   ------
                                                                   (IN MILLIONS, EXCEPT PER SHARE DATA)
COMBINED OPERATING RESULTS DATA:
  Sales and revenues........................     $1,096.2     $1,096.2   $1,005.7   $921.7   $859.5   $846.5
  Operating income..........................         94.8         43.0       93.8     78.7     82.5     83.6
  Whitman charges...........................           --        (28.4)     (26.7)   (28.6)   (28.3)   (33.6)
  Income (loss) from continuing operations
    (b).....................................         51.9        (12.8)      34.1     23.9     23.6     23.0
  Net income (loss) (c).....................         51.9        (12.8)      34.1     23.9     23.6     10.8
  Pro forma basic earnings per share........     $   1.02           --         --       --       --       --
  Pro forma diluted earnings per share......     $   1.01           --         --       --       --       --
COMBINED BALANCE SHEET DATA:
Total assets................................     $  626.7     $  613.5   $  611.4   $547.4   $503.6   $490.4
Loans and advances from Whitman.............           --        173.8      211.4    186.9    150.6    134.4
Long-term debt..............................        240.0           --         --       --       --       --
Shareholder equity..........................        139.1        186.6      192.6    161.1    173.2    164.2
OTHER DATA:
  EBITDA, as adjusted (d)...................     $  117.2     $  113.2   $  114.0   $ 98.3   $ 99.8   $100.0
  EBITDA, as adjusted, as a percent of sales
    and revenues............................         10.7%        10.3%      11.3%    10.7%    11.6%    11.8%
CASH FLOWS PROVIDED BY (USED IN):
  Operating activities......................           --         76.3       26.1     (4.0)     9.3      7.8
  Investing activities......................           --        (63.0)     (27.3)   (36.7)   (32.6)   (17.2)
  Financing activities......................           --        (21.5)      14.3     32.9      4.3      7.6

---------------

(a) The 1997 pro forma information reflects the adjustments as if Hussmann were an independent, publicly held company, excludes the effects of the non-recurring charges and restructuring related inventory write-downs, and includes the borrowings under the new credit facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report.

(b) Included in the year ended December 31, 1997 are the non-recurring charges of $56.3 million ($47.0 million after taxes). See Note 14 to the Combined Financial Statements.

(c) Included in the year ended December 31, 1993 is the cumulative effect of a change in accounting for post-retirement benefits, which reduced net income by $10.5 million on an after-tax basis. Included in the year ended December 31, 1993 are the after-tax losses on disposition of discontinued operations, which amounted to $1.7 million.

(d) EBITDA is defined as operating income before non-recurring charges plus depreciation and amortization and is generally accepted as providing useful information regarding a company's financial performance. EBITDA should not be considered an alternative to net income, an indicator of Hussmann's operating performance, or an alternative to Hussmann's cash flows from operating activities as a measure of liquidity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     Hussmann manufactures, sells, installs and services merchandising and refrigeration systems for the world's commercial food industry. Products include refrigerated and non-refrigerated display merchandisers, refrigeration systems, beverage coolers, air handlers, condensers, coils and walk-in storage coolers and freezers. Hussmann operates in three geographic segments, the U.S. and Canada, the United Kingdom and Other International, which includes Mexico, Latin America, Asia Pacific, continental Europe and the Middle East, with approximately 90% of 1997 sales from the U.S. and Canada and U.K. operations.

     In general, the markets in which Hussmann participates are highly competitive with competition based primarily on price, variety, quality, technology and energy conservation. Hussmann's competitors vary according to product and geographic area and include companies which manufacture a variety of products for the commercial food industry and those which specialize in a particular product. In the U.S. and Canada, which comprised approximately 80% of Hussmann's sales in 1997, Hussmann sells its products primarily to supermarkets and convenience stores, including both national and local retailers. In addition, Hussmann's sales are historically seasonal, with the greatest demand for its products occurring in the third and fourth quarters of the year. This demand results from customers' seasonal construction cycles and the desire to complete stores prior to the year-end holiday season. Approximately 2% of Hussmann's sales and revenues are generated in the Asia Pacific region. The recent currency volatility in the region did not materially affect the Company's operating results in 1997 and, likewise, Hussmann does not expect the volatility to have a material affect on 1998 operating results.

     In January 1998, the companies included in the Combined Financial Statements of Hussmann became wholly-owned subsidiaries of Hussmann International, Inc., a subsidiary of Whitman. On January 30, 1998, Hussmann was spun-off from Whitman Corporation and became an independent, publicly held company. The 1997 results are impacted by the restructuring of certain operations and non-recurring charges. The following table provides a reconciliation of what management believes 1997 operating results would have been if Hussmann had been an independent, publicly held company excluding the impact of the restructuring and non-recurring charges, and including the impact of the borrowings under the new credit facility. Management believes the 1997 pro forma combined operating results provide a more meaningful presentation for purposes of analyzing the Company's operating results.

                             HUSSMANN INTERNATIONAL

                   PRO FORMA COMBINED STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1997
               (UNAUDITED AND IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                            PRO FORMA
                                                             HISTORICAL    ADJUSTMENTS    PRO FORMA
                                                             ----------    -----------    ---------
Sales and Revenues.......................................     $1,096.2       $   --       $1,096.2
Cost of goods sold.......................................        889.5         (8.5)(a)      881.0
                                                              --------       ------       --------
Gross profit.............................................        206.7          8.5 (a)      215.2
Selling, general and administrative expenses.............        114.4          4.5 (b)      118.9
Amortization expense.....................................          1.5           --            1.5
Non-recurring charges....................................         47.8        (47.8)(a)         --
                                                              --------       ------       --------
Operating income.........................................         43.0         51.8           94.8
                                                              --------       ------       --------
Whitman charges..........................................        (28.4)        28.4 (c)         --
Interest expense:
  Whitman................................................        (17.3)        17.3 (c)         --
  Other..................................................         (1.6)       (14.0)(d)      (15.6)
                                                              --------       ------       --------
Total interest expense...................................        (18.9)         3.3          (15.6)
                                                              --------       ------       --------
Other income, net........................................          0.9           --            0.9
                                                              --------       ------       --------
Income (loss) before income tax expense..................         (3.4)        83.5           80.1
Income tax expense.......................................          9.4         18.8 (e)       28.2
                                                              --------       ------       --------
Net income (loss)........................................     $  (12.8)      $ 64.7       $   51.9
                                                              ========       ======       ========
Pro forma shares outstanding..........................................................        50.7
Pro forma basic earnings per share....................................................    $   1.02
Pro forma diluted shares outstanding..................................................        51.2
Pro forma diluted earnings per share..................................................    $   1.01

---------------

(a) To eliminate restructuring-related inventory write downs and non-recurring charges.

(b) To record the estimated additional administrative expenses that would have been incurred by Hussmann as a publicly held, independent company.

(c) To eliminate the Whitman charges and interest paid to Whitman.

(d) To record the interest expense on the funds assumed to be borrowed under Hussmann's new credit facility. It was assumed that $240 million was borrowed at an interest rate of 6.0%.

(e) To record the income tax effect of adjustments (a), (b), (c) and (d).

                             HUSSMANN INTERNATIONAL

                        PRO FORMA COMBINED BALANCE SHEET
                          (UNAUDITED AND IN MILLIONS)

                                                             HISTORICAL     PRO FORMA     PRO FORMA
                                                                1997       ADJUSTMENTS      1997
                                                             ----------    -----------    ---------
ASSETS
Current assets:
  Cash and cash equivalents..............................     $  38.4        $   8.0(a)    $ 46.4
  Receivables, net.......................................       208.8             --        208.8
  Inventories............................................       146.7             --        146.7
  Other current assets...................................         7.4            0.8(b)       8.2
                                                              -------        -------       ------
Total current assets.....................................       401.3            8.8        410.1

Property and equipment, net..............................       159.9            1.1(b)     161.0
Goodwill, net............................................        25.1             --         25.1
Other assets.............................................        27.2            3.3(b)      30.5
                                                              -------        -------       ------
Total assets.............................................     $ 613.5        $  13.2       $626.7
                                                              =======        =======       ======
LIABILITIES AND SHAREHOLDER EQUITY
Current liabilities:
  Short-term debt........................................     $   6.2        $    --       $  6.2
  Accounts payable.......................................       126.8           (1.5)(a)    125.3
  Income taxes payable...................................        14.2             --         14.2
  Accrued expenses.......................................        74.6            0.2         74.8
                                                              -------        -------       ------
Total current liabilities................................       221.8           (1.3)       220.5
Loans and advances.......................................       173.8         (173.8)(a)       --
Long-term debt...........................................          --          240.0 (c)    240.0
Deferred income taxes and other liabilities..............        31.3           (4.2)(b)     27.1
                                                              -------        -------       ------
Total liabilities........................................       426.9           60.7        487.6
Shareholder equity.......................................       186.6          (47.5)(a,b)   139.1
                                                              -------        -------       ------
Total liabilities and shareholder equity.................     $ 613.5        $  13.2       $626.7
                                                              =======        =======       ======

---------------

(a) To record payments made to Whitman by Hussmann to settle all intercompany loans and advances with the balance paid as a cash dividend.

(b) To record a capital contribution by Whitman and other transactions related to the spin-off of Hussmann from Whitman.

(c) To record the borrowings of Hussmann under the new credit facility.

     The following table summarizes what the 1997 quarterly results of operations would have been on a pro forma basis after reflecting the adjustments indicated in the Pro Forma Combined Statement of Operations on page 12 (in millions except per share data).

                                                FIRST     SECOND      THIRD     FOURTH       FULL
                                               QUARTER    QUARTER    QUARTER    QUARTER      YEAR
                                               -------    -------    -------    -------    --------
Sales.......................................   $223.9     $250.6     $291.3     $330.4     $1,096.2
Gross profit................................     36.8       49.0       63.9       65.5        215.2
Operating income............................      9.8       20.5       30.4       34.1         94.8
Pro forma net income........................      4.3       10.9       17.3       19.4         51.9
Pro forma basic EPS.........................   $  .08     $  .22     $  .34     $  .38     $   1.02

     The pro forma quarterly financial results represent the necessary adjustments to reflect the full year 1997 pro forma operating results on a quarterly basis. The pro forma adjustments represent management's best estimate of what Hussmann's 1997 quarterly results would have been had Hussmann been an independent, publicly-held company excluding the impact of the restructuring and non-recurring charges, and including the borrowings under the new credit facility. Additionally, historically as part of Whitman, Hussmann accounted for its results for each quarter as of the fifteenth day of the month (e.g. the first quarter cut-off being March 15). As a separate, stand-alone company, Hussmann will account for its results using the last day of each month. As a result, the pro forma quarterly financial results reflect adjustments to conform the historically reported results to the month-end reporting date. These adjustments did not have a significant impact on the full year historical amounts reported.

     Since 1995, Hussmann has experienced declining sales in the U.K. In 1997, Hussmann's operating loss in the U.K. was $55.4 million. In the second half of 1997, Hussmann recorded charges totaling $56.3 million related to the recognition of goodwill impairment, the closure of certain sales and service branches in the U.K., and the restructuring of its U.K. operations and consolidation of certain operations in North America.

     Of the total, $30.7 million ($29.6 million on an after-tax basis) principally related to the recognition of goodwill impairment and the closure of sales and service branches in the U.K. The remaining portion related to management's decision during the fourth quarter of 1997 to restructure the U.K. operations. The restructuring plan included closing a manufacturing facility in Glasgow, Scotland and the consolidation of two other manufacturing facilities in Milton Keynes, England. Additionally, it included the consolidation of certain North American operations. These actions resulted in the elimination of approximately 320 jobs, primarily in the U.K. The total costs were approximately $25.6 million (approximately $17.4 million on an after-tax basis) which includes $12.6 million for the write-down of inventory and equipment, $10.9 million in severance and termination benefits, and $2.1 million for lease termination and other closing costs. The restructuring is scheduled to be completed by the second quarter of 1998 and is expected to result in lower employee costs and improved manufacturing productivity. See Notes 14 and 17 to the Combined Financial Statements of Hussmann included elsewhere in this Annual Report.

     In February 1998, the Board of Directors of Hussmann approved a plan to expand production capacity of refrigerated display cases at its Bridgeton, Missouri plant by 20 percent and consolidate the production of refrigeration systems from five to two North American manufacturing locations. The reconfiguration of the Bridgeton plant and realignment of refrigeration production will require $12.6 million of capital investment designed to produce annual savings of approximately $2.8 million. Part of the Bridgeton refrigeration production will be moved to a new 360,000 square foot plant to be built in Atlanta, Georgia, and part of its production will be moved to an existing facility in Chino, California. The Atlanta plant is scheduled to open during the third quarter of 1998, Bridgeton refrigeration production is scheduled to close during the fourth quarter of 1998 and the new Bridgeton case line is scheduled to begin production during the second or third quarter of 1999.

RESULTS OF OPERATIONS -- 1997 COMPARED TO 1996

     Sales and Revenues. Sales and revenues in 1997 of $1,096.2 million were $90.5 million or 9.0% over 1996 sales and revenues of $1,005.7 million. Sales and revenues increase in the U.S., Brazil and Mexico drove the overall improvement. The following is a summarized analysis of the increase in sales and revenues (in millions).

                                                              1997 SALES                 % INCREASE
                                                                 AND         CHANGE      (DECREASE)
                                                               REVENUES     FROM 1996    FROM 1996
                                                              ----------    ---------    ----------
U.S. and Canada............................................    $  894.9      $ 68.3          8.3%
U.K........................................................       124.2       (15.7)       (11.2)
Other International........................................       134.3        52.3         63.8
Eliminations...............................................       (57.2)      (14.4)       (33.6)
                                                               --------      ------        -----
Total......................................................    $1,096.2      $ 90.5          9.0%
                                                               ========      ======        =====

     The 8.3% increase in sales and revenues in the U.S. and Canada was principally driven by continued strong U.S. supermarket demand. The decrease in sales and revenues in the U.K. of 11.2% was due to a continued soft market in the U.K., plus startup delays at a new plant in Milton Keynes, England. The increase in sales and revenues of 63.8% or $52.3 million in Other International was principally due to the acquisition of Fast Frio in Brazil in January 1997, which had $24.0 million of sales and revenues in 1997 and increased sales in Mexico which were 31.0% or $20.5 million above 1996.

     Gross Profit and Operating Income. As a percent of sales and revenues, 1997 gross profit margin was 18.9% compared to 20.3% in 1996. U.S. and Canada gross profit percentage of 21.0% was 0.1 points above 1996 gross profit percentage of 20.9%. The U.S. market has been particularly price competitive since 1995. Productivity improvements from the new Impact product line were mostly offset by inflation in material costs which was not offset by customer price increases. Gross profit percentages in both the U.K. and Other International operations were below 1996 levels due to lower sales volume, manufacturing inefficiencies, inventory writedowns related to the restructuring in the U.K. and a negative change in sales mix in Mexico driven by strong growth in exports from bottle coolers.

     Total selling, general and administrative ("SG&A") expenses increased by 5.3% from $108.6 million in 1996 to $114.4 million in 1997. The increase in SG&A expenses is primarily due to additional compensation costs of employees at Fast Frio in Brazil which was acquired in January 1997.

     Operating income in 1997 of $43.0 million would have been $99.3 million excluding non-recurring charges of $47.8 million and U.K. restructuring-related inventory write-downs of $8.5 million. This would have represented an increase of $5.5 million or 5.9% from 1996 operating income of $93.8 million. Non-recurring charges of $47.8 million were recorded during 1997 relating to the recognition of goodwill impairment in the U.K. ($26.0 million), the restructuring of U.K. operations and the consolidation of certain North American operations ($17.1 million), and the consolidation of sales and service branches in the U.K. ($4.7 million). U.S. and Canada operating income of $102.8 million was $8.4 million or 8.9% greater than 1996 operating income of $94.4 million. This increase was principally driven by strong volume growth plus continued control of SG&A expenses. The U.K. operations had an operating loss of $55.4 million in 1997 compared to $0.0 in 1996. The recognition of goodwill impairment ($26.0 million), restructuring ($18.5 million), and the consolidation of sales and service branches ($4.7 million) were the primary contributing factors to the decrease. Lower volume combined with start-up driven manufacturing inefficiencies at the Milton Keynes plant also contributed to the decrease. Operating income for Other International operations of $17.2 million increased $2.9 million or 20.3% over 1996 operating income of $14.3 million, attributable mainly to increased exports from Mexico in 1997 compared to 1996 and the inclusion of the acquisition of Fast Frio in Brazil.

     Interest Expense. Interest expense of $18.9 million increased $.9 million or 5.0% from 1996 to 1997 primarily due to additional funds advanced from Whitman to support capital expenditures.

     Effective Income Tax Rate. Hussmann's pro forma effective income tax rate, excluding non-recurring charges, was 35.2% in 1997, or 1.2 percentage points higher than the 1996 effective rate of 34.0%, due principally to a one-time Mexican deferred tax adjustment in 1996, offset in part by slightly higher state income tax effective rates in the U.S.

RESULTS OF OPERATIONS -- 1996 COMPARED TO 1995

     Sales and Revenues. Sales and revenues in 1996 of $1,005.7 million were $84.0 million or 9.1% over 1995 sales and revenues of $921.7 million. Sales and revenues increase in the U.S., Mexico and Chile led the overall increase. The following is a summarized analysis of the increase in sales and revenues (in millions):

                                                              1996 SALES                 % INCREASE
                                                                 AND         CHANGE      (DECREASE)
                                                               REVENUES     FROM 1995    FROM 1995
                                                              ----------    ---------    ----------
U.S. and Canada............................................    $  826.6      $ 88.0         11.9%
U.K........................................................       139.9       (17.4)       (11.1)
Other International........................................        82.0        14.4         21.3
Eliminations...............................................       (42.8)       (1.0)         2.4
                                                               --------      ------        -----
Total......................................................    $1,005.7      $ 84.0          9.1%
                                                               ========      ======        =====

     U.S. and Canada 1996 sales and revenues increased 11.9% principally due to a continued strong U.S. market which Hussmann estimates grew approximately 7.0% in 1996. The U.K. sales and revenues decrease of 11.1% was due to an approximate 20% drop in the U.K. market for refrigerated display merchandisers due primarily to legislation restricting the building of supermarkets within township limits.

     Other International sales and revenues increased 21.3% or $14.4 million due to a $9.2 million or 16.0% improvement in Mexico's sales and revenues plus $3.8 million in increased sales (64%) from Frio-Lux in Chile, a 1995 acquisition.

     Gross Profit and Operating Income. As a percent of sales and revenues, 1996 gross profit margin was 20.3%, compared to the prior year percentage of 19.5%. U.S. and Canada operations increased its gross profit percentage by 0.7 percentage points from 20.2% to 20.9% principally due to improved manufacturing efficiencies driven by higher volume in U.S. and Canadian plants, which more than offset transitional costs associated with the introduction of the Impact product line in the U.S. The U.K. operations experienced a 2.2 percent decrease in its gross profit margin, from 10.7% in 1995 to 8.5% in 1996, primarily as a result of reduced sales of higher margin equipment and start-up costs in a new plant in Milton Keynes, England. Approximately 78% of U.K. sales are from service and contracting which have historically had lower margins than the remaining 22% of sales from supermarket equipment. Other International gross profit margin increased 3.2 percentage points, from 23.1% in 1995 to 26.3% in 1996, primarily from volume driven manufacturing efficiencies combined with selling price increases in Mexico.

     Total SG&A expenses increased by 9.6% from $99.1 million in 1995 to $108.6 million in 1996. The primary causes of this increase were the additional compensation costs of new employees in China, Chile and the Asia sales force, as well as increased compensation for existing employees.

     1996 operating income of $93.8 million increased $15.1 million or 19.2% more than 1995 operating income of $78.7 million. U.S. and Canada operating income of $94.4 million was $15.8 million or 20.1% more than 1995 operating income of $78.6 million due primarily to strong volume growth and leverage over SG&A costs which increased at a slower rate than sales principally due to a company-wide cost reduction program. U.K. 1996 operating income was down $5.8 million from 1995 operating income of $5.8 million due principally to the deterioration in gross profit percentage. Operating income for Other International operations of $14.3 million increased $5.2 million or 57.1% more than 1995 operating income of $9.1 million. This improvement was primarily due to Mexico's $4.7 million or 65.2% increase in operating income over 1995. Stronger exports, selling price increases and cost controls drove Mexico's improvement.

     Interest Expense. Interest expense of $18.0 million increased $1.2 million, or 7.1% from 1995 to 1996 primarily due to additional funds advanced from Whitman to support higher working capital requirements.

     Effective Income Tax Rate. Hussmann's effective income tax rate of 34.0% in 1996 was 2.8 percentage points lower than the 1995 effective rate of 36.8% due principally to a credit to Mexican deferred taxes driven by adjustments to fixed assets for higher inflation realized in Mexico in 1994 and 1995.

LIQUIDITY, FINANCIAL CONDITION AND CAPITAL RESOURCES

     Cash Flows from Operations. Hussmann's cash flows from operations historically have been substantially affected by the allocations from Whitman of expenses to its operating subsidiaries. These charges to Hussmann were $28.4 million, $26.7 million and $28.6 million during 1997, 1996 and 1995, respectively. These charges are not necessarily indicative of the costs that would have been incurred by Hussmann if Hussmann had been an independent company during the periods presented, and such charges were eliminated after the Distribution on January 30, 1998 (the "Distribution Date"). As a separate, independent, public company, Hussmann will incur expenses for services previously provided by Whitman. In addition, prior to the Distribution, Whitman charged Hussmann interest on loans and advances from Whitman. As a separate company, Hussmann has been able to borrow funds at interest rates below those paid to Whitman. See Note 4 to the Combined Financial Statements of Hussmann included elsewhere in this Annual Report.

     Hussmann generated (used) net cash from operations of $76.3 million, $26.1 million, and $(4.0) million during the years ended December 31, 1997, 1996 and 1995 respectively. The $50.2 million improvement in 1997 cash flows from operating activities was principally driven by improvement in cash flow from working capital (inventory, receivables and payables). The 1996 improvement of $30.1 million was principally driven by an increase in net income of $10.2 million and $13.2 million in favorable timing of income tax payments.

     Cash Flows from Investing Activities. Net cash used in investing activities was $63.0 million, $27.3 million and $36.7 million during the years ended December 31, 1997, 1996 and 1995, respectively. Capital investments of $38.6 million, $33.5 million and $29.3 million in such years were the principal component of investing activities. Additionally, in 1997 net payments for companies acquired were $26.4 million, mainly due to the acquisition of the remaining 25% interest in Frio-Lux in Chile, a 70% interest in Fast Frio in Brazil and 100% of Industrias Gilvert in Mexico. In 1996, there were no material acquisitions while in 1995 net payments for companies acquired were $8.4 million, principally as a result of Hussmann's acquisitions of a 55% interest in Luoyang Refrigeration in Luoyang, China, the remaining 50% interest in Capital Metalworks Limited in Luton, England, and a 75% interest in Frio-Lux, Chile.

     Hussmann's management expects capital investments to be approximately $40 million per year during 1998 and 1999, excluding any net cash used for acquisitions and capital investments made with respect to any such acquisitions. Hussmann's management will continue to review potential acquisitions. Approximately 23% of capital investments is the cost of converting to an integrated company-wide information system and approximately 16% is the cost of expanding production of refrigerated display cases at the Bridgeton, Missouri plant and consolidating production of refrigeration systems. See "Business Strategy" included elsewhere in this Annual Report.

     Cash Flows from Financing Activities. Net cash (used in) provided by financing activities was $(21.5) million, $14.3 million and $32.9 million during the years ended December 31, 1997, 1996 and 1995, respectively. Whitman historically served as the primary source of financing for Hussmann. Under Whitman's cash management procedures, Hussmann advanced cash not needed for current operations to Whitman at the then-current commercial bank prime lending rate and Whitman advanced cash to Hussmann on the same basis. Due primarily to Hussmann's investing activities, such as capital investments and acquisitions, and the allocation of expenses by Whitman to Hussmann, Hussmann was a net cash user and, accordingly, there was a net increase in advances from Whitman of $24.5 million and $36.4 million during the years ended December 31, 1996, 1995, respectively. However, for 1997, there was a decrease in advances from Whitman of $37.6 million due to improved cash flow resulting from higher sales volumes and improved working capital management. These advances are included in loans and advances from Whitman on Hussmann's Combined Balance Sheets. See Note 4 to Combined Financial Statements of Hussmann included elsewhere in this

Annual Report. With the elimination of Whitman charges after the Distribution Date and the expected reductions in interest expense and the level of cash dividends paid, Hussmann's management believes that cash flows from operations will be sufficient to cover planned capital expenditures. See the Pro Forma Combined Statement of Operations included above.

     Available Cash and Credit Facility. Hussmann's cash and cash equivalents totaled $38.4 million as of December 31, 1997, compared to $47.1 million as of December 31, 1996.

     In January 1998, Hussmann and Hussmann Corporation entered a five-year unsecured revolving credit facility (the "Credit Facility") with a syndicate of commercial banks and financial institutions that enables Hussmann and Hussmann Corporation to borrow funds at variable interest rates on a revolving credit basis up to an aggregate principal amount of $350 million.

     In order to settle its Whitman obligations of $240 million ($82.1 million cash dividend and $157.9 million for intercompany loans and advances), and to provide for working capital on and after the Distribution, in January 1998 Hussmann Corporation borrowed $240 million under the Credit Facility. Hussmann may issue longer term fixed rate debt to refinance all or a portion of that initial debt, contingent upon acceptable market conditions. See Note 1 to Combined Financial Statements included elsewhere in this Annual Report.

     Hussmann management believes that cash flows from operations, unused amounts available under the Credit Facility, and access to capital markets will be sufficient to satisfy Hussmann's future working capital, capital investment, acquisition and other financing requirements for the foreseeable future. Hussmann's management believes that Hussmann will be able to access capital markets on terms satisfactory to Hussmann, although there can be no assurance that will be the case.

     Hussmann's products use copper wiring and tubing. As a result, Hussmann's results are subject to fluctuations in the price of copper. Hussmann uses hedging instruments to mitigate a portion of these risks.

     Non-U.S. Operations. The most significant non-U.S. operations are located in Canada, Mexico and the U.K., with smaller operations located in, among other countries, Brazil, Chile, China and Singapore. Because Hussmann's non-U.S. entities conduct business in their respective local currencies, Hussmann is subject to foreign currency risks when translating its non-U.S. entity financial statements into U.S. dollars for financial reporting purposes. In general, a rising U.S. dollar in relation to a foreign currency will have a negative effect on Hussmann's results of operations, while a falling U.S. dollar will have the opposite effect on Hussmann's results. In addition to the foreign currency translation risks faced by Hussmann, other risks associated with non-U.S. operations include the potential for restrictive actions taken by host country governments, the risks relating to non-U.S. economic and political conditions, and the risks relating to limits on the transfer of funds from non-U.S. entities to Hussmann. Hussmann does not use foreign currency risk management instruments to manage its exposure to changes in currency exchange rates. However, as the significance of Hussmann's foreign operations grows, management will reassess whether it would be appropriate to use foreign currency risk management instruments.

YEAR 2000

     Many currently installed computer systems will experience problems handling dates occurring after 1999 and will need to be modified in order to avoid such problems. Hussmann is assessing the readiness of its computer systems so that its systems will be able to manage and manipulate all material data beyond the year 1999. Hussmann has modified several of its most important systems and expects to implement any necessary changes to its remaining systems before the year 2000. Hussmann does not believe that the cost of such modifications will have a material adverse effect on Hussmann's results of operations or financial condition.

NEW ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued its Statement No. 130, Reporting Comprehensive Income. This Statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. All items that are required to be recognized under accounting standards as components of comprehensive income must be reported in a financial statement with the same prominence as other financial statements. Statement No. 130 is effective for fiscal years beginning after December 15, 1997. With respect to Hussmann, the adoption of Statement No. 130 will result in the inclusion of the periodic adjustments arising from the translation into U.S. dollars of foreign currency financial statements of non-U.S. entities. In accordance with the FASB's Statement No. 52, "Foreign Currency Translation," such translation adjustments are excluded from the Combined Statements of Operations but are included in the Combined Balance Sheets as a component of shareholder equity. Management is currently assessing the appropriate disclosure requirements of this statement on the Company's Combined Financial Statements and notes thereto.

     In February 1998, the FASB issued Statement No. 132, Employers' Disclosures about Pension and Other Post-retirement Benefits. This statement revises an employers' disclosures about pension and other post-retirement benefit plans and is effective for fiscal years beginning after December 15, 1997. Management is currently assessing the effects of this statement on the Company's Combined Financial Statements and notes thereto.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     INDEX TO COMBINED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   20
Combined Statements of Operations for the years ended
  December 31, 1997, 1996 and 1995..........................   21
Combined Balance Sheets as of December 31, 1997 and 1996....   22
Combined Statements of Cash Flows for the years ended
  December 31, 1997, 1996 and 1995..........................   23
Notes to Combined Financial Statements......................   24

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Hussmann International, Inc.:

     We have audited the accompanying combined balance sheets of Hussmann International, Inc. (Hussmann) as of December 31, 1997 and 1996, and the related combined statements of operations and cash flows for each of the years in the three-year period ended December 31, 1997. These combined financial statements are the responsibility of Hussmann's management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall combined financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of Hussmann as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

KPMG Peat Marwick LLP

January 8, 1998
St. Louis, Missouri

                             HUSSMANN INTERNATIONAL

                       COMBINED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (IN MILLIONS)

                                                                 1997        1996        1995
                                                               --------    --------    --------
Sales and revenues.........................................    $1,096.2    $1,005.7    $  921.7
Cost of goods sold.........................................       889.5       801.8       742.4
                                                               --------    --------    --------
Gross profit...............................................       206.7       203.9       179.3
Selling, general and administrative expenses...............       114.4       108.6        99.1
Amortization expense.......................................         1.5         1.5         1.5
Non-recurring charges......................................        47.8          --          --
                                                               --------    --------    --------
Operating income...........................................        43.0        93.8        78.7
                                                               --------    --------    --------
Whitman charges............................................       (28.4)      (26.7)      (28.6)
Interest expense:
  Whitman..................................................       (17.3)      (16.7)      (14.7)
  Other....................................................        (1.6)       (1.3)       (2.1)
                                                               --------    --------    --------
Total interest expense.....................................       (18.9)      (18.0)      (16.8)
                                                               --------    --------    --------
Other income, net..........................................         0.9         2.6         4.5
                                                               --------    --------    --------
Income (loss) before income tax expense....................        (3.4)       51.7        37.8
Income tax expense.........................................         9.4        17.6        13.9
                                                               --------    --------    --------
Net income (loss)..........................................    $  (12.8)   $   34.1    $   23.9
                                                               ========    ========    ========

See accompanying notes to combined financial statements.

                             HUSSMANN INTERNATIONAL

                            COMBINED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996
                                 (IN MILLIONS)

                                                                 1997      1996
                                                                ------    ------
ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 38.4    $ 47.1
  Receivables, net..........................................     208.8     199.5
  Inventories...............................................     146.7     154.5
  Other current assets......................................       7.4       4.2
                                                                ------    ------
Total current assets........................................     401.3     405.3
Property and equipment, net.................................     159.9     138.4
Goodwill, net...............................................      25.1      38.7
Other assets................................................      27.2      29.0
                                                                ------    ------
Total assets................................................    $613.5    $611.4
                                                                ======    ======
LIABILITIES AND SHAREHOLDER EQUITY
Current liabilities:
  Short-term debt...........................................    $  6.2    $  1.9
  Accounts payable..........................................     126.8     113.4
  Income taxes payable......................................      14.2      10.2
  Accrued expenses..........................................      74.6      46.2
                                                                ------    ------
Total current liabilities...................................     221.8     171.7
Loans and advances..........................................     173.8     211.4
Deferred income taxes and other liabilities.................      31.3      35.7
                                                                ------    ------
Total liabilities...........................................     426.9     418.8
Shareholder equity..........................................     186.6     192.6
                                                                ------    ------
Total liabilities and shareholder equity....................    $613.5    $611.4
                                                                ======    ======

See accompanying notes to combined financial statements.

                             HUSSMANN INTERNATIONAL

                       COMBINED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (IN MILLIONS)

                                                                 1997      1996      1995
                                                                ------    ------    ------
Cash flows from operating activities:
  Net income (loss).........................................    $(12.8)   $ 34.1    $ 23.9
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization..........................      22.4      20.2      19.6
     Non-recurring charges..................................      47.8        --        --
     Changes in assets and liabilities, exclusive of
       acquisitions:
       Receivables, net.....................................      (3.6)    (13.9)    (12.8)
       Inventories..........................................      11.6     (30.4)    (12.5)
       Accounts payable.....................................      10.0       4.4       3.8
       Income taxes payable.................................       3.8       6.7      (6.5)
       Other assets and liabilities.........................      (2.9)      5.0     (19.5)
                                                                ------    ------    ------
Net cash provided by (used in) operating activities.........      76.3      26.1      (4.0)
                                                                ------    ------    ------
Cash flows from investing activities:
  Capital investments.......................................     (38.6)    (33.5)    (29.3)
  Proceeds from sales of property and equipment.............       2.0       6.2       1.0
  Companies acquired, net of cash acquired..................     (26.4)       --      (8.4)
                                                                ------    ------    ------
Net cash used in investing activities.......................     (63.0)    (27.3)    (36.7)
                                                                ------    ------    ------
Cash flows from financing activities:
  Net increase (decrease) in short-term debt................       4.3      (1.9)      3.8
  Net increase (decrease) in loans and advances from
     Whitman................................................     (37.6)     24.5      36.4
  Capital contribution from Whitman.........................      14.0        --        --
  Dividends to Whitman......................................      (2.2)     (8.3)     (7.3)
                                                                ------    ------    ------
Net cash provided by (used in) financing activities.........     (21.5)     14.3      32.9
                                                                ------    ------    ------
Effects of exchange rate changes on cash and cash
  equivalents...............................................      (0.5)     (0.1)     (2.9)
                                                                ------    ------    ------
Net change in cash and cash equivalents.....................      (8.7)     13.0     (10.7)
Cash and cash equivalents, beginning of year................      47.1      34.1      44.8
                                                                ------    ------    ------
Cash and cash equivalents, end of year......................    $ 38.4    $ 47.1    $ 34.1
                                                                ======    ======    ======

See accompanying notes to combined financial statements.

                             HUSSMANN INTERNATIONAL

                     NOTES TO COMBINED FINANCIAL STATEMENTS
(1) INTRODUCTION

BASIS OF PRESENTATION

     These combined financial statements present the operations of Hussmann, which for all periods presented, was composed of wholly-owned subsidiaries of Whitman Corporation ("Whitman"), including Hussmann Corporation and its wholly-owned subsidiaries and other Hussmann companies owned by Whitman but directly managed by Hussmann Corporation. In January 1998, the companies included in these combined financial statements became wholly-owned subsidiaries of Hussmann International, Inc.

     (As required by the context, "Hussmann" refers to Hussmann International, Inc. or to the group of companies that became wholly-owned subsidiaries of Hussmann International, Inc. in January 1998.)

SPIN-OFF FROM WHITMAN

     On January 30, 1998, Whitman Corporation ("Whitman") distributed (the "Distribution") 50.7 million shares of common stock of Hussmann ("Hussmann Common Stock") to Whitman's shareholders at the rate of one share of Hussmann Common Stock and associated Right (as defined below) for every two shares of Whitman common stock. As a result of the spin-off (the "Spin-off"), Hussmann became an independent, publicly held company.

NEW DEBT AGREEMENT

     In anticipation of the Spin-off, Hussmann and Hussmann Corporation entered into a five-year, unsecured revolving credit facility (the "Credit Facility") with a syndicate of commercial banks and financial institutions that enables Hussmann and Hussmann Corporation to borrow funds at variable interest rates on a revolving credit basis up to an aggregate principal amount of $350 million.

PAYMENT TO WHITMAN

     In order to settle its Whitman obligations of $240 million ($82.1 million dividend and $157.9 million for intercompany loans and advances), and to provide for working capital on and after the Distribution, in January 1998, Hussmann Corporation borrowed $240 million under the Credit Facility.

PRO FORMA CAPITALIZATION (UNAUDITED)

     The following table presents the capitalization of Hussmann at December 31, 1997, together with pro forma information as if the borrowings under the new Credit Facility and the payment to Whitman had occurred as of that date (in millions):

                                                                ACTUAL    PRO FORMA
                                                                ------    ---------
Short-term debt.............................................    $  6.2     $  6.2
Loans and advances from Whitman.............................     173.8         --
Bank credit facility........................................        --      240.0
                                                                ------     ------
  Total debt................................................     180.0      246.2
                                                                ------     ------
  Total shareholder equity..................................     186.6      139.1
                                                                ------     ------
Total debt and capitalization...............................    $366.6     $385.3
                                                                ======     ======

                             HUSSMANN INTERNATIONAL

STOCK OPTIONS AND RESTRICTED STOCK

     In connection with the Spin-off, Hussmann adopted, and Whitman, as then sole shareholder of Hussmann, approved the Hussmann International Stock Incentive Plan (the "Plan"). The Plan authorizes the issuance of up to 5,512,945 shares of Hussmann Common Stock pursuant to the exercise of incentive stock options, non-qualified stock options and stock appreciation rights and the grant of restricted stock and performance awards.

     On January 30, 1998, outstanding stock options granted under the Whitman Stock Incentive Plan were replaced with new non-qualified Hussmann stock options of equivalent value, with necessary adjustments being made to the number and exercise price of the Hussmann options to preserve the economic spread of the prior Whitman options as of the January 30, 1998 distribution date. Options granted pursuant to the Plan are generally exercisable ratably over a period of three years commencing one year after the date of grant.

     The following table summarizes information regarding the outstanding Hussmann stock options as of January 30, 1998:

                              OPTIONS OUTSTANDING

                                                     WEIGHTED-
                                                      AVERAGE    WEIGHTED-                 WEIGHTED-
                                                     REMAINING    AVERAGE                   AVERAGE
                                         NUMBER OF   LIFE (IN    EXERCISE    EXERCISABLE   EXERCISE
       RANGE OF EXERCISE PRICES           SHARES      YEARS)       PRICE       SHARES        PRICE
       ------------------------          ---------   ---------   ---------   -----------   ---------
$6.07-$7.82............................    296,332      3.6       $ 6.91       296,332      $ 6.91
$8.49-$9.87............................    234,266      6.8       $ 9.35       185,521      $ 9.22
$12.48-$13.69..........................  1,589,326      9.2       $13.36       154,899      $13.69
                                         ---------                             -------
Total Options..........................  2,119,924      8.1       $12.01       636,752      $ 9.23
                                         =========                             =======

     In addition, restricted shares of Whitman common stock issued to certain Hussmann officers were forfeited on January 30, 1998 and replaced with restricted shares of Hussmann Common Stock of equal value. At January 30, 1998, there were 98,021 restricted shares of Hussmann Common Stock outstanding. The restricted shares vest ratably over a three-year period commencing one year from the original date of grant.

SHAREHOLDER RIGHTS AGREEMENT AND SERIES A JUNIOR PARTICIPATING PREFERRED STOCK

     In 1997, Hussmann adopted a Rights Agreement providing for the issuance of one Preferred Stock Purchase Right (a "Right") with each share of Hussmann Common Stock. Each Right entitles the registered holder to purchase from Hussmann one one-hundredth of a share of Series A Junior Preferred Stock (a "Preferred Share") at a price of $150 per one one-hundredth of a Preferred Share, subject to adjustment. The Rights will become exercisable on the Rights Distribution Date, which is the earlier of the tenth day following a public announcement that a person(s) has acquired beneficial ownership of 15% or more of the outstanding shares of Hussmann Common Stock (an "Acquiring Person"), or ten business days after the commencement of a tender offer or exchange offer that would result in a person(s) acquiring beneficial ownership of 15% or more of the outstanding shares of Hussmann Common Stock.

     If a person becomes an Acquiring Person, each Right holder (other than the Acquiring Person) will be entitled to receive, upon exercise of the Right, a number of shares of Hussmann Common Stock having a market value of two times the exercise price of the Right. If Hussmann is acquired in a merger or other business combination, each Right holder (other than the Acquiring Person) will be entitled to receive, upon exercise of a Right, a number of the acquiring company's common shares having a market value at that time of two times the exercise price of the Right.

                             HUSSMANN INTERNATIONAL

     In general, Hussmann can redeem all Rights for one cent per Right at any time until 10 days following the first public announcement that a person has become an Acquiring Person. The Hussmann Board of Directors, without the consent of the holders of Rights, is also authorized to reduce the stock ownership thresholds to 10 percent or increase them to not more than 20 percent. The Rights will expire on December 31, 2007. Until a Right is exercised, the holder of a Right (merely by being a Right holder) will have not rights as a shareholder of Hussmann including voting or dividend rights.

     Each Preferred Share will be entitled to a minimum preferential quarterly dividend payment of $1.00 per share, but will be entitled to an aggregate dividend of 100 times the dividend declared per share of Hussmann Common Stock. Each Preferred Share will have 100 votes, voting together with the Hussmann Common Stock. In the event of a merger or other transaction in which shares of common stock of the Company are exchanged, each Preferred Share will be entitled to receive 100 times the amount received per share of Hussmann Common Stock.

     The Company has 20 million authorized shares of Series A Junior Participating Preferred Stock. There are no shares of Series A Junior Participating Preferred Stock issued or outstanding.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

     Hussmann manufactures, sells, installs and services merchandising and refrigeration systems for the world's commercial food industry.

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

     Assets and liabilities of non-U.S. operations are translated into U.S. dollars using exchange rates as of the end of each fiscal period. Income and expense items are translated at average exchange rates prevailing during each fiscal period. The resulting translation adjustments are recorded as a component of shareholder equity. For those non-U.S. entities of Hussmann operating in countries where economies are considered to be highly inflationary, translation gains and losses are included in net income. Gains and losses from foreign currency transactions are included in net income.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist of deposits with banks and financial institutions which are unrestricted as to withdrawal or use, and which have original maturities of three months or less.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     Hussmann's financial instruments include cash and cash equivalents, receivables, short-term debt, and accounts payable. The carrying amounts approximate fair values because of the short maturity of these instruments.

     Because of the intercompany nature of the indebtedness, it is not considered meaningful to present fair value information with respect to the loans and advances from Whitman.

INVENTORIES

     Inventories are valued at the lower of cost (principally determined on the first-in, first-out or average methods) or net realizable value.

                             HUSSMANN INTERNATIONAL

PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost. Depreciation is computed using the straight-line method. When property is sold or retired, the cost and accumulated depreciation are eliminated from the accounts and gains or losses are recorded in other income (expense), net. Expenditures for maintenance and repairs are expensed as incurred. The approximate ranges of annual depreciation rates are 2% to 5% for buildings and improvements and 8% to 33% for machinery and equipment.

GOODWILL

     Goodwill represents the excess of cost over fair market value of tangible assets of acquired businesses. Such excess amounts are being amortized on straight-line bases over 40 years, with minor amounts being amortized over shorter periods.

CARRYING VALUES OF LONG-LIVED ASSETS

     Hussmann evaluates the carrying values of its long-lived assets to be held and used in the business by reviewing undiscounted cash flows by operating unit. Such evaluations are performed whenever events and circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the projected undiscounted cash flows over the remaining lives of the related assets does not exceed the carrying value of the assets, the carrying values would be adjusted for the difference between the fair value and the carrying values.

REVENUE RECOGNITION

     Revenue is recognized when products are shipped or when services are performed. Revenue for installation projects is recognized upon completion of the project and acceptance by the customer. Most products carry a one-year warranty while installation projects carry a three-month warranty. Hussmann estimates and records provisions for warranties in the period the sale is reported, based on its historical experience.

RESEARCH AND DEVELOPMENT

     Research and development costs are expensed as incurred. These costs amounted to $5.6 million, $6.0 million and $5.6 million in 1997, 1996 and 1995, respectively.

ACCOUNT CLASSIFICATIONS

     Certain amounts presented in the accompanying combined financial statements are classified in a manner which differs, in minor respects, from the manner in which such amounts have been classified in Whitman's consolidated financial statements.

USE OF ESTIMATES

     Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these combined financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

                             HUSSMANN INTERNATIONAL

(3) CHANGES IN EQUITY

     The following table presents the changes in equity for the years ended December 31, 1995, 1996 and 1997 (in millions):

                                                                        CUMULATIVE
                                                            HUSSMANN     CURRENCY
                                                            CAPITAL     TRANSLATION    SHAREHOLDER
                                                            ACCOUNTS    ADJUSTMENTS      EQUITY
                                                            --------    -----------    -----------
January 1, 1995.........................................     $197.1       $ (23.9)       $173.2
Net income..............................................       23.9            --          23.9
Stock compensation plans................................        0.6            --           0.6
Dividends to Whitman....................................       (7.3)           --          (7.3)
Translation adjustments.................................         --         (29.3)        (29.3)
                                                             ------       -------        ------
December 31, 1995.......................................      214.3         (53.2)        161.1
Net income..............................................       34.1            --          34.1
Stock compensation plans................................        1.0            --           1.0
Dividends to Whitman....................................       (8.3)           --          (8.3)
Translation adjustments.................................         --           4.7           4.7
                                                             ------       -------        ------
December 31, 1996.......................................      241.1         (48.5)        192.6
Net loss................................................      (12.8)           --         (12.8)
Stock compensation plans................................        0.3            --           0.3
Dividends to Whitman....................................       (2.2)           --          (2.2)
Whitman capital contribution............................       14.0            --          14.0
Translation adjustments.................................         --          (5.3)         (5.3)
                                                             ------       -------        ------
December 31, 1997.......................................     $240.4       $ (53.8)       $186.6
                                                             ======       =======        ======

(4) TRANSACTIONS WITH WHITMAN

CASH MANAGEMENT AND ADVANCES

     During all periods presented, Whitman managed the cash not considered necessary for operating requirements of certain of its subsidiaries, including the U.S. operations of Hussmann. Cash not needed for operations was advanced to Whitman at the then-current commercial bank prime lending rate; cash was advanced by Whitman on the same basis. All advances to or from Whitman were included in advances and loans from Whitman in the combined balance sheets. Interest income and expense on such advances were included in "Interest expense:
Whitman" in the combined statements of operations.

DIVIDENDS PAID TO / CAPITAL CONTRIBUTIONS FROM WHITMAN

     Hussmann has paid dividends to Whitman and Whitman has made capital contributions to Hussmann, as summarized in Note 3.

NOTE PAYABLE TO WHITMAN

     Included in loans and advances from Whitman as of December 31, 1997 and 1996 is a junior subordinated note in the amount of $117.3 million, which was repaid in conjunction with the Spin-off.

                             HUSSMANN INTERNATIONAL

WHITMAN CHARGES

     Whitman allocated portions of its corporate office general and administrative expenses and interest expense to its subsidiaries. Hussmann's share of such costs amounted to $28.4 million, $26.7 million, and $28.6 million in 1997, 1996 and 1995, respectively. Such charges represent an allocation of Whitman's estimated total expenses, and were charged to Whitman's subsidiaries based on budgeted revenues. Whitman considered this method to be a reasonable basis for allocation.

(5) RECEIVABLES

     Receivables are stated net of allowance for doubtful accounts of $1.9 million as of December 31, 1997, and $2.2 million as of December 31, 1996.

(6) INVENTORIES

     Inventories as of December 31, 1997 and 1996 consisted of the following (in millions):

                                                                 1997      1996
                                                                ------    ------
Raw materials and supplies..................................    $ 66.9    $ 66.2
Work in process.............................................      52.0      59.8
Finished goods..............................................      27.8      28.5
                                                                ------    ------
                                                                $146.7..  $154.5
                                                                ======    ======

(7) PROPERTY AND EQUIPMENT

     Property and equipment as of December 31, 1997 and 1996 consisted of the following (in millions):

                                                                 1997      1996
                                                                ------    ------
Land........................................................    $  5.4    $  4.9
Buildings and improvements..................................      82.0      78.8
Machinery and equipment.....................................     207.9     188.7
                                                                ------    ------
Total property and equipment................................     295.3     272.4
Accumulated depreciation....................................    (135.4)   (134.0)
                                                                ------    ------
Property and equipment, net.................................    $159.9    $138.4
                                                                ======    ======

(8) GOODWILL

     Goodwill is stated net of accumulated amortization of $8.8 million and $17.5 million as of December 31, 1997 and 1996, respectively.

                             HUSSMANN INTERNATIONAL

(9) ACCRUED EXPENSES

     Accrued expenses as of December 31, 1997 and 1996 consisted of the following (in millions):

                                                                1997     1996
                                                                -----    -----
Salaries and wages..........................................    $16.8    $16.5
Restructuring...............................................     29.3       --
Taxes other than income taxes...............................      6.3      8.2
Warranty....................................................      7.9      8.2
Pension.....................................................      5.9      7.8
Other.......................................................      8.4      5.5
                                                                -----    -----
                                                                $74.6    $46.2
                                                                =====    =====

(10) LEASES

     As of December 31, 1997, annual minimum rental payments under operating leases that have initial non-cancelable terms in excess of one year were as follows (in millions):

                                                              1997
                                                              -----
1998........................................................  $ 9.1
1999........................................................    6.7
2000........................................................    4.6
2001........................................................    2.1
2002........................................................    1.9
Thereafter..................................................    8.5
                                                              -----
Total minimum lease payments................................  $32.9
                                                              =====

     Total rent expense applicable to operating leases amounted to $9.5 million, $9.6 million, and $9.0 million in 1997, 1996 and 1995, respectively. A majority of Hussmann's leases provide that Hussmann pay taxes, maintenance, insurance and certain other operating expenses which are not included in the above lease amounts.

                             HUSSMANN INTERNATIONAL

(11) INCOME TAXES

     Hussmann's U.S. operations have been included in the consolidated U.S. Federal and certain state unitary income tax returns of Whitman. Income tax expense has been allocated to Hussmann as if Hussmann had filed separate income tax returns.

     The income tax expense consisted of (in millions):

                                                                 1997      1996      1995
                                                                ------    ------    ------
Current:
  U.S. Federal..............................................    $ 12.2    $ 10.1    $  3.1
  Non-U.S...................................................       5.5       5.6       6.8
  U.S. state and local......................................       1.8       1.2       0.7
                                                                ------    ------    ------
Total current...............................................      19.5      16.9      10.6
                                                                ------    ------    ------
Deferred:
  U.S. Federal..............................................      (2.2)      0.1       1.1
  Non-U.S...................................................      (7.5)      0.6       2.0
  U.S. state and local......................................      (0.4)       --       0.2
                                                                ------    ------    ------
Total deferred..............................................     (10.1)      0.7       3.3
                                                                ------    ------    ------
Income tax expense..........................................    $  9.4    $ 17.6    $ 13.9
                                                                ======    ======    ======

     The items which gave rise to differences between the income tax expense in the combined statements of operations and income taxes computed at the U.S. statutory rate are summarized as follows (in millions):

                                                                 1997      1996      1995
                                                                ------    ------    ------
Income tax expense computed at U.S. statutory rate..........    $ (1.2)   $ 18.1    $ 13.2
U.S. state and local taxes, net of U.S. Federal income tax
  benefit...................................................       0.9       0.8       0.6
Higher (lower) non-U.S. effective tax rates.................      (0.3)     (1.7)      0.1
Non-deductible non-recurring charges........................       9.7        --        --
Other items, net............................................       0.3       0.4        --
                                                                ------    ------    ------
Income tax expense..........................................    $  9.4    $ 17.6    $ 13.9
                                                                ======    ======    ======

     Pretax income (loss) from non-U.S. operations amounted to $(30.3) million, $23.3 million, and $25.6 million in 1997, 1996 and 1995, respectively. U.S. income taxes have not been provided on the undistributed income ($71.1) million of Hussmann's non-U.S. operations, which currently is not intended to be remitted to the U.S. No deferred tax liability has been recognized with regard to the potential remittance of such undistributed income. It is not practicable to estimate the incremental income tax liability that might be incurred if such income was remitted to the U.S.

     Deferred income taxes are created by "temporary differences" which exist between amounts of assets and liabilities recorded for financial reporting purposes and such amounts as reported under income tax regulations.

                             HUSSMANN INTERNATIONAL

     Deferred tax assets and liabilities as of December 31, 1997 and 1996 consisted of (in millions):

                                                                 1997      1996
                                                                ------    ------
Deferred tax assets attributable to:
  Post-retirement benefit accruals..........................    $  5.6    $  6.2
  Restructuring accrual.....................................      10.8       2.0
  Other accruals............................................       7.6       5.6
                                                                ------    ------
Total deferred tax assets...................................      24.0      13.8
                                                                ------    ------
Deferred tax liabilities attributable to:
  Property and equipment, principally depreciation method
     differences............................................      (7.2)     (8.2)
  Pensions..................................................      (7.2)     (6.6)
  Inventories...............................................      (5.9)     (5.2)
  Other.....................................................      (0.9)     (1.5)
                                                                ------    ------
Total deferred tax liabilities..............................     (21.2)    (21.5)
                                                                ------    ------
Net deferred tax asset (liability)..........................    $  2.8    $ (7.7)
                                                                ------    ------
Net deferred tax asset (liability) included in:
  Other assets..............................................    $  2.3    $  0.9
  Deferred income taxes and other liabilities...............       0.5      (8.6)
                                                                ------    ------
Net deferred tax asset (liability)..........................    $  2.8    $ (7.7)
                                                                ======    ======

     Management believes it is more likely than not that all deferred tax assets will be realized and, accordingly no valuation allowance is required.

(12) PENSION AND OTHER POST-RETIREMENT PLANS

HUSSMANN-SPONSORED DEFINED BENEFIT PENSION PLANS

     Substantially all of Hussmann's U.S. employees are covered under various defined benefit pension plans sponsored and funded by Hussmann. Plans covering salaried employees provide pension benefits based on years of service and generally are limited to a maximum of 20% of an employee's average annual compensation during the five years preceding retirement. Plans covering hourly employees generally provide benefits of stated amounts for each year of service. Plan assets are invested primarily in common stocks, corporate bonds and government securities.

     Net periodic pension cost for 1997, 1996 and 1995 included the following components (in millions):

                                                                 1997      1996      1995
                                                                ------    ------    ------
Service cost-benefits earned during period..................    $  4.8    $  4.2    $  3.6
Interest cost on projected benefit obligation...............      11.2      10.4       9.7
Actual return on assets.....................................     (32.4)    (16.2)    (19.1)
Net amortization and deferral...............................      20.7       4.9       8.7
                                                                ------    ------    ------
Total net periodic pension cost.............................    $  4.3    $  3.3    $  2.9
                                                                ======    ======    ======

                             HUSSMANN INTERNATIONAL

     The principal economic assumptions used in the determination of net periodic pension cost include the following:

                                                                1997    1996    1995
                                                                ----    ----    ----
Discount rate...............................................    7.5%    7.5%    8.5%
Expected long-term rate of return on assets.................    9.5%    9.5%    9.5%
Rate of increase in compensation levels.....................    4.5%    5.0%    6.0%

     Pension costs are funded in amounts not less than minimum levels required by regulation. The following table reconciles the pension plans' funded status to the amounts recognized in Hussmann's Combined Balance Sheets as of December 31, 1997 and 1996 (in millions):

                                                        1997                            1996
                                            -----------------------------   -----------------------------
                                            ASSETS EXCEED    ACCUMULATED    ASSETS EXCEED    ACCUMULATED
                                             ACCUMULATED      BENEFITS       ACCUMULATED      BENEFITS
                                               BENEFIT      EXCEED ASSETS     BENEFITS      EXCEED ASSETS
                                            -------------   -------------   -------------   -------------
Actuarial present value of benefit
  obligation (measured as of September
  30):
Vested benefit obligation................      $ (96.4)        $ (24.6)        $ (80.5)        $ (34.7)
                                               -------         -------         -------         -------
Accumulated benefit obligation...........        (98.8)          (33.5)          (82.5)          (37.5)
                                               -------         -------         -------         -------
Projected benefit obligation.............       (116.1)          (35.2)          (98.3)          (39.0)
Plan assets at fair market value
  (measured as of September 30)..........        141.8            30.1           116.0            32.3
Plan assets in excess of (less than)
  projected benefit obligation...........         25.7            (5.1)           17.7            (6.7)
Unrecognized net asset at transition.....         (0.2)            0.1            (0.3)             --
Unrecognized prior service costs.........          6.2             5.8             5.4             8.0
Unrecognized net loss (gain).............        (18.8)           (0.4)          (11.7)            1.4
Additional liability required to
  recognize minimum liability............           --            (4.0)             --            (7.8)
                                               -------         -------         -------         -------
Prepaid (accrued) pension cost recognized
  in balance sheets......................      $  12.9         $  (3.6)        $  11.1         $  (5.1)
                                               =======         =======         =======         =======

     The principal economic assumptions used in determining the above benefit obligations were discount rates of 7.0% and 7.5% in 1997 and 1996, respectively, and rates of increase in future compensation levels of 4.5% and 5.0% in 1997 and 1996, respectively.

HUSSMANN-SPONSORED DEFINED CONTRIBUTION PLANS

     Substantially all U.S. salaried employees, certain U.S. hourly employees and certain Canadian employees participate in voluntary, contributory defined contribution plans to which Hussmann makes full or partial matching contributions. Hussmann matching contributions to these plans amounted to $3.7 million, $3.1 million and $2.9 million in 1997, 1996 and 1995, respectively.

MULTI-EMPLOYER PENSION PLANS

     Hussmann participates in a number of multi-employer pension plans which provide benefits to certain unionized employee groups. Amounts contributed to the plans totaled $3.7 million, $3.4 million and $2.8 million in 1997, 1996 and 1995, respectively.

                             HUSSMANN INTERNATIONAL

POST-RETIREMENT BENEFITS OTHER THAN PENSIONS

     Hussmann provides substantially all former U.S. salaried employees who retired prior to July 1, 1989 and selected other employees in the U.S. and Canada with certain life and health care benefits. U.S. salaried employees retiring after July 1, 1989 generally are required to pay the full cost of these benefits. Eligibility for these benefits varies with the employee's classification prior to retirement. Accrued post-retirement benefit costs recorded in Hussmann's combined balance sheets were $14.5 million and $14.4 million as of December 31, 1997 and 1996, respectively. The costs associated with the program were immaterial in each of the years 1995 through 1997.

MULTI-EMPLOYER POST-RETIREMENT MEDICAL AND LIFE INSURANCE

     Hussmann participates in a number of multi-employer plans which provide health care and survivor benefits to unionized employees during their working lives and after retirement. Portions of the benefit contributions, which cannot be disaggregated, related to post-retirement benefits for plan participants. Total amounts charged against income and contributed to the plans (including benefit coverage during their working lives) amounted to $5.2 million, $5.1 million, and $4.0 million in 1997, 1996 and 1995, respectively.

(13) OTHER INCOME, NET

     Other income, net, for years ended December 31, 1997, 1996 and 1995 consisted of interest income of $1.8 million, $2.1 million, $3.7 million, respectively, and other immaterial items.

(14) NON-RECURRING CHARGES

     Non-recurring charges consist of charges Hussmann recorded in 1997 related to the recognition of goodwill impairment, the closure of certain sales and service branches in the U.K., the restructuring of its U.K. operations, and the consolidation of certain North American operations.

     During the third quarter of 1997, Hussmann recorded non-recurring charges of $30.7 million ($29.6 million on an after-tax basis) consisting of approximately $26.0 million relating to the recognition of goodwill impairment and $4.7 million principally relating to the closure of sales and service branches in the U.K.

     During the fourth quarter of 1997, Hussmann management decided to restructure its U.K. operations. The restructuring plan included closing a manufacturing facility in Glasgow, Scotland and the consolidation of two manufacturing facilities in Milton Keynes, England. Additionally, it included the consolidation of certain North American operations. These actions resulted in the elimination of approximately 320 jobs, primarily in the U.K. The total costs were approximately $25.6 million (approximately $17.4 million on an after-tax basis) which includes $12.6 million for the write-down of inventory and equipment, $10.9 million in severance and termination benefits, and $2.1 million for lease termination and other closing costs. The restructuring is scheduled to be completed by the second quarter of 1998 and is expected to result in lower employee costs and higher manufacturing productivity. During 1997, approximately $0.4 million in costs were incurred related to the restructuring and charged against the reserve.

(15) OTHER FINANCIAL INFORMATION

     Net cash provided by operating activities includes cash payments or cash receipts as follows (in millions):

                                                                1997     1996     1995
                                                                -----    -----    -----
Interest paid...............................................    $18.3    $18.0    $16.3
Income taxes paid...........................................     15.7      8.5      4.9

                             HUSSMANN INTERNATIONAL

     In 1997, Hussmann acquired the remaining 25% interest in Frio-Lux, an equipment distributor in Chile, a 70% interest in Fast Frio, a refrigerator manufacturer and distributor in Brazil and 100% of Industrias Gilvert, a manufacturer of refrigeration coils located in Mexico. The total amount paid for 1997 acquisitions totaled $26.4 million. There were no significant acquisitions in 1996. In 1995, Hussmann acquired a 75% interest in Frio-Lux, a 55% interest in Luoyang Refrigeration in Luoyang, China, and the remaining 50% interest in Capital Metalworks Limited, a refrigeration manufacturer and distributor in the U.K. The total amount paid for 1995 acquisitions was $9.4 million. All such acquisitions were accounted for as purchases, and Hussmann's combined operating results include such acquisitions from the dates of purchase. The effects of these acquisitions, had they been made as of the beginning of the period reported, would not have been significant to Hussmann's combined operating results.

(16) CONTINGENCIES

     Hussmann has certain contingent liabilities arising from various pending claims and litigation on a number of matters. While the amount of liability that may result from these matters cannot be determined, in the opinion of Hussmann counsel, the ultimate liability will not materially affect the combined financial position or results of operations of Hussmann.

(17) BUSINESS SEGMENT INFORMATION

     Hussmann is engaged in manufacturing, sales, installation and servicing of commercial refrigeration systems and equipment in various markets throughout the world. As the products and services sold are similar throughout the world, Hussmann manages the business with separate senior management teams responsible for geographic regions. Therefore, the following segments correspond to these geographic regions.

     The following tables present financial information for each of these business segments as of and for the years ended December 31, 1997, 1996 and 1995 (in millions):

                                                   SALES AND REVENUES            OPERATING INCOME
                                              ----------------------------   ------------------------
                                                1997       1996      1995     1997     1996     1995
                                              --------   --------   ------   ------   ------   ------
U.S. and Canada.............................  $  894.9   $  826.6   $738.6   $102.8   $ 94.4   $ 78.6
U.K.........................................     124.2      139.9    157.3    (55.4)      --      5.8
Other International.........................     134.3       82.0     67.6     17.2     14.3      9.1
Eliminations................................     (57.2)     (42.8)   (41.8)      --       --       --
                                              --------   --------   ------   ------   ------   ------
Total before corporate and other expenses...  $1,096.2   $1,005.7   $921.7     64.6    108.7     93.5
                                              ========   ========   ======
Hussmann corporate administrative
  expenses..................................                                  (21.6)   (14.9)   (14.8)
                                                                             ------   ------   ------
Total operating income......................                                   43.0     93.8     78.7
Whitman charges.............................                                  (28.4)   (26.7)   (28.6)
Interest expense............................                                  (18.9)   (18.0)   (16.8)
Other income, net...........................                                    0.9      2.6      4.5
                                                                             ------   ------   ------
Income (loss) before income tax expense.....                                 $ (3.4)  $ 51.7   $ 37.8
                                                                             ======   ======   ======

                             HUSSMANN INTERNATIONAL

                                                             DEPRECIATION AND
                                  IDENTIFIABLE ASSETS          AMORTIZATION         CAPITAL INVESTMENTS
                                ------------------------   ---------------------   ---------------------
                                 1997     1996     1995    1997    1996    1995    1997    1996    1995
                                ------   ------   ------   -----   -----   -----   -----   -----   -----
U.S. and Canada...............  $332.1   $350.3   $324.9   $13.8   $12.5   $10.6   $16.3   $19.4   $19.1
U.K...........................    77.1    115.0    116.1     2.7     2.9     4.9     1.1     6.2     4.1
Other International...........   134.8     84.1     58.6     2.8     2.0     1.6     9.5     6.8     4.2
Corporate assets..............    69.5     62.0     47.8     3.1     2.8     2.5    11.7     1.1     1.9
                                ------   ------   ------   -----   -----   -----   -----   -----   -----
                                $613.5   $611.4   $547.4   $22.4   $20.2   $19.6   $38.6   $33.5   $29.3
                                ======   ======   ======   =====   =====   =====   =====   =====   =====

     Foreign currency gains or losses were not significant. Sales to any single customer and sales to domestic or foreign governments were each less than ten percent of combined sales and revenues.

     Included in U.S. and Canada sales and revenues shown above were export sales to the following geographic areas (in millions):

                                                               1997     1996     1995
                                                               -----    -----    -----
Europe and Middle East......................................   $ 0.8    $ 1.5    $ 2.7
Latin America...............................................    12.8      8.5      9.5
Asia Pacific................................................     9.9      8.1      5.8
                                                               -----    -----    -----
Total exports...............................................   $23.5    $18.1    $18.0
                                                               =====    =====    =====

     Sales and revenues, long-lived assets, and deferred tax assets related to Hussmann operations located in the United States consist of the following (in millions):

                                                                 1997      1996      1995
                                                                ------    ------    ------
Sales and revenues..........................................    $779.8    $727.5    $645.1
Long-lived assets...........................................     109.8      99.8      94.2
Deferred tax assets.........................................      22.1      12.2      10.4

     Sales and revenues are attributed to the location from which products are shipped or services are provided to the customer.

     Sales and revenues, long-lived assets, and deferred tax assets related to Hussmann operations located outside of the United States consist of the following (in millions):

                                                                 1997      1996      1995
                                                                ------    ------    ------
Sales and revenues..........................................    $316.4    $278.2    $276.6
Long-lived assets...........................................      75.2      77.3      70.9
Deferred tax assets.........................................       1.9       1.6       1.5

                             HUSSMANN INTERNATIONAL

     Sales and revenues are attributed to the location from which products are shipped or services are provided to the customer.

(18) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table presents Hussmann's sales and revenues, gross profit, and net income on a quarterly basis (in millions):

                                      FIRST QUARTER   SECOND QUARTER   THIRD QUARTER   FOURTH QUARTER   FULL YEAR
                                      -------------   --------------   -------------   --------------   ---------
1997
Sales and revenues..................     $198.6           $250.8          $283.8           $363.0       $1,096.2
Gross profit........................       34.9             48.4            62.6             60.8          206.7
Net income (loss)...................       (0.7)             5.7           (15.9)            (1.9)         (12.8)
1996
Sales and revenue...................     $194.6           $226.0          $261.5           $323.6       $1,005.7
Gross profit........................       34.5             48.1            56.0             65.3          203.9
Net income (loss)...................       (1.8)             6.6            13.2             16.1           34.1
1995
Sales and revenue...................     $168.7           $220.6          $241.4           $291.0       $  921.7
Gross profit........................       28.7             46.5            49.0             55.1          179.3
Net income (loss)...................       (0.3)             4.8             8.7             10.7           23.9

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

     Information with respect to the directors of the Company is set forth below. Each individual has served as a director since January 1998.

                                             YEAR TERM
                NAME                   AGE    EXPIRES                      BACKGROUND
                ----                   ---   ---------                     ----------
J. Joe Adorjan.......................  59      1999      Mr. Adorjan is Chairman, President and Chief
                                                         Executive Officer and a director of Borg-Warner
                                                         Security Corporation, which provides security
                                                         services under the Wells Fargo, Burns and Pony
                                                         Express names. Before joining Borg-Warner in
                                                         1995, he served as President of Emerson
                                                         Electric Company from 1992-1995, and as
                                                         Chairman and Chief Executive Officer of ESCO
                                                         Electronics Corporation from 1990-1992. He is
                                                         also a director of Goss Graphic Systems, Inc.,
                                                         ESCO Electronics Corporation, The Earthgrains
                                                         Company and Illinova Corporation.
Archie R. Dykes......................  67      1999      Dr. Dykes is Chairman of Capital City Holdings,
                                                         Inc., Nashville, Tennessee, a venture capital
                                                         organization. Dr. Dykes served as Chairman and
                                                         Chief Executive Officer of the Security Benefit
                                                         Group of Companies from 1980 through 1987. He
                                                         served as Chancellor of the University of
                                                         Kansas from 1973 to 1980. Before that he was
                                                         Chancellor of the University of Tennessee. Dr.
                                                         Dykes is a director of the Fleming Companies,
                                                         Inc., Whitman Corporation, Midas, Inc. and the
                                                         Employment Corporation. He is also a member of
                                                         the Board of Trustees of the Kansas University
                                                         Endowment Association and the William Allen
                                                         White Foundation. He formerly served as Vice
                                                         Chairman of the Commission on the Operation of
                                                         the United States Senate and as a member of the
                                                         Executive Committee of the Association of
                                                         American Universities.

                                             YEAR TERM
                NAME                   AGE    EXPIRES                      BACKGROUND
                ----                   ---   ---------                     ----------
Richard G. Cline.....................  63      2000      Chairman of the Board of Hussmann. Mr. Cline
                                                         served as President and Chief Operating Officer
                                                         of NICOR Inc. since 1985, and became Chairman
                                                         of the Board and Chief Executive Officer in
                                                         1986. He retired as Chief Executive Officer in
                                                         May, 1995 and continued to serve as Chairman
                                                         until his retirement from the company at the
                                                         end of 1995. NICOR is engaged in natural gas
                                                         distribution and containerized liner shipping.
                                                         For the previous 22 years, Mr. Cline was an
                                                         executive of Jewel Companies, Inc., becoming
                                                         Chairman, President and Chief Executive Officer
                                                         in 1984. Mr. Cline is also a director of
                                                         Whitman Corporation and Chairman of Hawthorne
                                                         Investors, Inc., a private management advi-
                                                         sory and investment firm he founded in 1986.
                                                         Additionally he is a director of Kmart
                                                         Corporation, Ryerson Tull, Inc. and Central
                                                         DuPage Health System; and is a Trustee of The
                                                         Benchmark Funds and a past chairman of the
                                                         Federal Reserve Bank of Chicago. Mr. Cline is a
                                                         1957 graduate of the University of Illinois,
                                                         and he is a director and past president of the
                                                         University of Illinois Foundation.
Victoria J. Gregoricus...............  43      2000      Mrs. Gregoricus received her BBA degree from
                                                         Belmont University in 1977 and an MBA degree
                                                         from Vanderbilt University in 1981. Following
                                                         graduation from college, she joined
                                                         DSS/ProDiesel, a diesel parts remanufacturing
                                                         and distribution company based in Nashville,
                                                         Tennessee, and has subsequently served as its
                                                         President and Chief Executive Officer. Mrs.
                                                         Gregoricus is also a director of Whitman
                                                         Corporation, J. H. Heafner Company and AmSouth
                                                         Bancorporation and a member of the Board of
                                                         Advisors of Stratco. She has previously served
                                                         as Chairman of Tennessee's Alcohol and Beverage
                                                         Commission, as a director of the Association of
                                                         Diesel Specialists and as a member of the Board
                                                         of Directors of the Federal Reserve Bank of
                                                         Atlanta.
Lawrence A. Del Santo................  64      2001      Mr. Del Santo is the former Chairman and Chief
                                                         Executive Officer of Vons Companies, Inc., a
                                                         supermarket retailer that operates stores in
                                                         Southern California, where he was employed from
                                                         1994-1997. From 1984-1994, he was an executive
                                                         of American Stores Company, serving as Senior
                                                         Executive Vice President and Chief Operating
                                                         Officer beginning in 1993. He is also a
                                                         director of Supervalu, Inc.

                                             YEAR TERM
                NAME                   AGE    EXPIRES                      BACKGROUND
                ----                   ---   ---------                     ----------
R. Randolph Devening.................  56      2001      Mr. Devening is President and Chief Executive
                                                         Officer of Foodbrands America, Inc., which
                                                         produces, markets and distributes perishable
                                                         food products for the food service and retail
                                                         store delicatessen market. Mr. Devening has
                                                         been with Foodbrands America since 1994. From
                                                         1989 through 1994 Mr. Devening served as Chief
                                                         Financial Officer of Fleming Companies, Inc.,
                                                         and became its Vice Chairman in 1993. He is
                                                         also a director of ENTEX Information Services,
                                                         Inc., Autocraft Industries, Arkwright Mutual
                                                         Insurance Company and Hancock Fabrics, Inc.
J. Larry Vowell......................  57      2001      Mr. Vowell has spent his entire professional
                                                         career with Hussmann. After holding a variety
                                                         of management positions, Mr. Vowell became
                                                         President and Chief Operating Officer-Hussmann
                                                         U.S.A. in 1990 and President and Chief
                                                         Executive Officer later that year.

EXECUTIVE OFFICERS

     Information with respect to the executive officers of the Company is set forth below.

              NAME, AGE AND POSITION                             BACKGROUND AND EXPERIENCE
              ----------------------                             -------------------------
Richard G. Cline (63)                                (See "Directors")
Chairman of the Board
J. Larry Vowell (57)                                 (See "Directors")
President and Chief Executive Officer
John S. Gleason (56)                                 Following a lengthy career with J. I. Case, Mr.
Executive Vice President-North American              Gleason joined Hussmann in 1988 as
Operations                                           President-International Group. He served as
                                                     Executive Vice President-Sales and Marketing for
                                                     North America from 1991 to 1995.
John Schlee (55)                                     Mr. Schlee joined Hussmann in 1988 as Group Vice
Senior Vice President-Europe and Middle East         President-Manufacturing. He was appointed Senior
                                                     Vice President-Manufacturing in 1989 and later
                                                     served as Senior Vice President-International
                                                     from 1995 to 1996 and Senior Vice
                                                     President-Global Development from 1996 to
                                                     November 1997.
Michael D. Newman (41)                               Mr. Newman joined Hussmann in 1996. Prior to
Senior Vice President-Chief Financial Officer        that, he spent seventeen years with General
                                                     Electric Company in various financial positions,
                                                     most recently as Manager, America's Finance.
Lawrence R. Rauzon (48)                              Mr. Rauzon served as Vice President-Western
Vice President-Asia Pacific                          United States from 1989-1994 when he was
                                                     appointed Vice President and Region Manager,
                                                     Western United States. He was appointed to his
                                                     present position in 1996. He has been with
                                                     Hussmann since 1978.

              NAME, AGE AND POSITION                             BACKGROUND AND EXPERIENCE
              ----------------------                             -------------------------
Dennis G. Gipson (44)                                Mr. Gipson joined Hussmann in 1972. From 1989 to
Vice President-Global Development                    1991 he was Vice President Sales-North Central
                                                     Zone. He served as Vice President for Product
                                                     Development and Research from 1992 to 1996.
                                                     Immediately prior to his present position he was
                                                     Vice President-Refrigeration, North America.
Mark C. Schaefer (40)                                Mr. Schaefer joined Hussmann in 1981. He became
Vice President-Mexico and Latin America              President-Hussmann Mexico in 1992, and was
                                                     appointed to his present position in 1995.
Burton Halpern (56)                                  Mr. Halpern has served in various legal
Vice President, General Counsel and Secretary        capacities with Hussmann since 1970. He became
                                                     General Counsel in 1985.
Joseph R. Pinkston III (43)                          Mr. Pinkston joined Hussmann in 1995. From
Vice President-Human Resources                       1992-1995 he served as Group Director of Human
                                                     Resources for the Bowman Distribution Division of
                                                     the Barnes Group. Prior to that, he served in
                                                     various human resource positions with units of
                                                     Allied Signal.
Thomas G. Korte (34)                                 Mr. Korte joined Hussmann on March 23, 1998. From
Vice President-Corporate Controller                  1986 until joining Hussmann he was employed by
                                                     KPMG Peat Marwick LLP with his last position
                                                     being Senior Manager.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16 of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own more than ten percent of the Common Stock to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in ownership of the Common Stock. Such directors, officers and ten percent shareholders are required to furnish to the Company copies of all Section 16(a) reports that they file.

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to Hussmann and written representations that no other reports were required during the fiscal year ended December 31, 1997, its directors, officers and ten percent shareholders complied with all applicable Section 16(a) filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

     The following table shows annual and long-term compensation for each of Hussmann's Chief Executive Officer and the other four most highly compensated executive officers for services in all capacities to Hussmann and its subsidiaries during 1997. References to "restricted stock" and "stock options" relate to awards under Whitman's Stock Incentive Plan.

                                                                                                              ALL OTHER
                                                                                 LONG TERM COMPENSATION      COMPENSATION
                                                ANNUAL COMPENSATION                    AWARDS(A)                ($)(C)
                                        -----------------------------------   ----------------------------   ------------
                                                                                WHITMAN
                                                                               RESTRICTED       WHITMAN
                                                               OTHER ANNUAL   STOCK AWARDS       STOCK
  NAME AND PRINCIPAL POSITION    YEAR   SALARY($)   BONUS($)   COMPENSATION      ($)(B)       OPTIONS(#)
  ---------------------------    ----   ---------   --------   ------------   ------------   -------------
J. Larry Vowell................  1997    345,003    210,000       15,792        277,500         52,200          61,188
President and Chief Executive    1996    307,500    265,000       13,550        353,500         59,200          57,504
Officer

John S. Gleason................  1997    248,746    151,000        9,385        166,500         31,500          35,083
Executive Vice President --      1996    233,746    160,000        8,751        207,050         34,800          32,156
North American Operations

John Schlee....................  1997    194,083     80,000        8,751        129,500         24,300          26,379
Senior Vice President --         1996    183,246    115,000        8,751        159,075         26,900          22,926
Europe and Middle East

Michael D. Newman..............  1997    172,463    100,000        8,751        129,500         24,300          21,641
Senior Vice President --         1996    151,598    115,000        8,022        159,075         26,900          13,742
Chief Financial Officer

Lawrence A. Rauzon.............  1997    169,576    113,000        8,751        129,500         24,300          20,485
Vice President -- Asia Pacific   1996    159,406     75,000        8,587        159,075         26,900          20,244

---------------

(a) As a result of the Distribution, all Whitman restricted stock awards and Whitman stock options that were outstanding on the Distribution Date were canceled and awards of Hussmann restricted stock and Hussmann stock options were granted under the Hussmann Stock Incentive Plan in substitution of such Whitman awards. For information regarding beneficial ownership of Hussmann Common Stock as of March 2, 1998, see the information contained in Item 12 of this Annual Report.

(b) The number of shares of restricted Whitman common stock and the market value thereof held by Messrs. Vowell, Gleason, Schlee, Newman and Rauzon at December 31, 1997, was as follows: Mr. Vowell, 23,034 shares ($600,324); Mr. Gleason, 13,701 shares ($357,082); Mr. Schlee, 10,600 shares ($276,263); Mr.
    Newman, 9,800 shares ($255,413); and Mr. Rauzon, 9,800 shares ($255,413).
    Such shares vest ratably over a period of three years. Dividend equivalents are paid on restricted stock at the times and in the same amount as dividends paid to all Whitman shareholders.

(c) The amounts shown for All Other Compensation are amounts accrued under a nonqualified retirement plan (Mr. Vowell, $36,600; Mr. Gleason, $24,524; Mr. Schlee, $18,556; Mr. Newman, $17,259; and Mr. Rauzon, $14,675),
     together with the 1997 values of premiums paid by Hussmann for an executive split dollar life insurance program established July 1, 1996, to replace benefits formerly provided under a group program (Mr. Vowell, $24,588; Mr. Gleason, $10,559; Mr. Schlee, $7,823; Mr. Newman, $4,382; and Mr. Rauzon, $5,810).

OPTION GRANTS IN 1997

     The following table sets forth, for each of the executive officers named in the Summary Compensation Table, options granted in respect of Whitman common stock during 1997 pursuant to Whitman's Stock Incentive Plan. No stock appreciation rights were granted.

                                                                                          POTENTIAL REALIZABLE
                                                                                            VALUE AT ASSUMED
                                                                                                 ANNUAL
                                    NUMBER OF                                             RATES OF STOCK PRICE
                                    SECURITIES   % OF TOTAL                                 APPRECIATION FOR
                                    UNDERLYING    OPTIONS                                        OPTION
                                     OPTIONS     GRANTED TO                                      TERM(B)
                                     GRANTED     EMPLOYEES      EXERCISE     EXPIRATION   ---------------------
NAME                                   (A)        IN 1997     PRICE ($/SH)      DATE       5% ($)     10% ($)
----                                ----------   ----------   ------------   ----------   --------   ----------
J. Larry Vowell...................    52,200        2.3          23.06         5/1/07     757,021    1,918,439
John S. Gleason...................    31,500        1.4          23.06         5/1/07     456,823    1,157,679
John Schlee.......................    24,300        1.1          23.06         5/1/07     352,406      893,066
Michael D. Newman.................    24,300        1.1          23.06         5/1/07     352,406      893,066
Lawrence A. Rauzon................    24,300        1.1          23.06         5/1/07     352,406      893,066

---------------

(a) See Note (a) above to the Summary Compensation Table. All options were granted at a price equal to 100% of the fair market value of Whitman common stock at date of grant, which was May 1, 1997. Options become exercisable in equal annual installments on each of the first three anniversaries of the date of grant, unless the options become fully exercisable on an earlier date as a result of a change in control as defined in Hussmann's Stock Incentive Plan.

(b) The dollar amounts under these columns are the result of calculations at the 5% and 10% assumed annual growth rates mandated by the Securities and Exchange Commission and, therefore, are not intended to forecast possible future appreciation, if any, in the price of Whitman common stock. The calculations were based on the exercise price per share and the ten-year term of the options.

AGGREGATED OPTION EXERCISES IN 1997 AND FISCAL YEAR-END OPTION VALUES

     The following table sets forth information with respect to the executive officers named in the Summary Compensation Table regarding the exercise of options to purchase Whitman common stock during 1997 and unexercised options held as of December 31, 1997.

                                                         NUMBER OF SECURITIES    VALUE OF UNEXERCISED
                                                              UNDERLYING             IN-THE-MONEY
                                                         UNEXERCISED OPTIONS          OPTIONS AT
                                                               HELD AT             DECEMBER 31, 1997
                                                          DECEMBER 31, 1997             ($)(A)
                                                             EXERCISABLE/            EXERCISABLE/
                        NAME                                UNEXERCISABLE            UNEXERCISABLE
                        ----                             --------------------    ---------------------
J. Larry Vowell......................................       66,566/98,434        504,483/239,071
John S. Gleason......................................       35,233/58,867        250,181/144,457
John Schlee..........................................       75,107/45,468        853,283/111,618
Michael D. Newman....................................        8,966/42,234        6,725/86,351
Lawrence A. Rauzon...................................       58,805/44,868        630,207/106,930

---------------
(a) Based on the closing price of Whitman common stock ($26.0625) on December 31, 1997, as reported for New York Stock Exchange Composite Transactions.

PENSION PLANS

     Hussmann maintains qualified, defined benefit pension plans and nonqualified retirement plans paying benefits in optional forms elected by the employee based upon percentage multipliers which are applied to Covered Compensation and Credited Service. The pension plans and related nonqualified plans were amended effective January 1, 1992, to reinstate benefit accruals that were frozen for most employees as of December 31, 1988, when Hussmann changed its benefit plan structure. The revised benefit formula provides a normal retirement benefit of 1% of Covered Compensation for each year of Credited Service (excluding 1989-1991), up to a maximum of 20 years. The changes also include special minimum benefits based on Credited Service accrued through December 31, 1988, and Covered Compensation at retirement.

     The following table reflects future benefits, payable as life annuities upon retirement, in terms of a range of amounts determined under the revised benefit formula mentioned above, at representative periods of Credited Service.

PROJECTED ANNUAL PENSION

                                                           YEARS OF CREDITED SERVICE (B)
                                                     -----------------------------------------
                                                                                         20
            COVERED COMPENSATION (A)                    5         10         15       OR MORE
            ------------------------                 -------    -------    -------    --------
$200,000.........................................    $10,000    $20,000    $30,000    $ 40,000
$300,000.........................................     15,000     30,000     45,000      60,000
$400,000.........................................     20,000     40,000     60,000      80,000
$500,000.........................................     25,000     50,000     75,000     100,000

---------------
(a) Covered Compensation includes salary and bonus, as shown in the Summary Compensation Table, averaged over the five consecutive years in which such compensation is the highest.

(b) As of December 31, 1997, Messrs. Gleason, Schlee, Newman and Rauzon had 6, 6, 1 and 16, years of Credited Service, respectively.

     The benefit for Mr. Vowell, who had 29 years of Credited Service at December 31, 1988, will be determined under the minimum benefit formula (33.3% of Covered Compensation). Such benefits are not subject to deduction for social security or other offset amounts. As of December 31, 1997, Mr. Vowell had an accrued annual benefit payable at normal retirement age of approximately $176,000.

TERMINATION BENEFITS

     Hussmann has entered into Change in Control Agreements (the "Change in Control Agreements"), with Messrs. Vowell, Gleason, Schlee, Newman, Rauzon and certain other officers. The Change in Control Agreements were a result of a determination by the Hussmann Board that it was important and in the best interests of Hussmann and its shareholders to ensure that, in the event of a possible change in control of Hussmann, the stability and continuity of management would continue unimpaired, free of the distractions incident to any such change in control.

     For purposes of the Change in Control Agreements, a "change in control" includes (i) a reorganization, merger or consolidation of Hussmann or sale or other disposition of all or substantially all of Hussmann's assets, other than a transaction in which the beneficial owners of the Common Stock prior to the transaction own at least two-thirds of the voting securities of the corporation resulting from such transaction, no person owns 25% or more of the voting securities of the corporation resulting from such transaction and the members of the Hussmann Board of Directors (the "Hussmann Board") constitute at least a majority of the members of the board of directors of the corporation resulting from such transaction, (ii) the consummation of a plan of complete liquidation or dissolution of Hussmann, (iii) the acquisition by any person or group of 25% or more of Hussmann's voting securities, or (iv) persons who are directors of Hussmann on the Distribution Date (or their successor as approved by a majority of the members of the Hussmann Board) cease to constitute a majority of the Hussmann Board.

     Benefits are payable under the Change in Control Agreements only if a change in control has occurred and within three years thereafter the officer's employment is terminated involuntarily without cause or voluntarily by the officer for reasons such as demotion, relocation, loss of benefits or other changes. The principal benefits to be provided to officers under the Change in Control Agreements are (i) a lump sum payment equal to three years' compensation (base salary and incentive compensation), and (ii) continued participation in Hussmann's employee benefit programs or equivalent benefits for three years following termination. The Change in Control Agreements provide that, if separation payments thereunder, either alone or together with payments under any other plan of Hussmann, would constitute a "parachute payment" as defined in the Internal Revenue Code (the "Code") and subject the officer to the excise tax imposed by Section 4999 of the Code, Hussmann will pay such tax and any taxes on such payment.

     The Change in Control Agreements are not employment agreements, and do not impair the right of Hussmann to terminate the employment of the officer with or without cause prior to a change in control, or, absent a potential or pending change in control, the right of the officer to voluntarily terminate his employment.

COMPENSATION OF DIRECTORS

     Directors other than Mr. Cline who are not employees of Hussmann receive an annual retainer of $30,000, plus $1,000 for each Hussmann Board Committee meeting attended. The Chairman of each Hussmann Board Committee is paid an additional $3,000 annual retainer. Non-employee directors may also receive awards pursuant to the Hussmann Stock Incentive Plan. Directors other than Mr. Cline who are not employees of Hussmann also receive an annual deferred compensation benefit equivalent to $15,000 of Hussmann Common Stock payable upon retirement from the Board.

     Hussmann has entered into an agreement with Mr. Cline providing for his service as Chairman of the Board of Hussmann for a minimum of two years. He is compensated at a rate of $400,000 annually, which is in lieu of all other Hussmann Board fees. Additionally, he has been granted a ten-year nonqualified option to purchase 200,000 shares of Hussmann Common Stock at the market price on the date of grant. Mr. Cline is not an employee of Hussmann and will not participate in Hussmann's management incentive or general employee benefit plans.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the beneficial ownership of Hussmann Common Stock on March 2, 1998, by the directors of Hussmann, the executive officers named in the Summary Compensation Table and by all directors and executive officers of Hussmann as a group. Directors and executive officers of Hussmann received shares of Hussmann Common Stock in respect of the shares of Whitman common stock held by them on January 16, 1998, the record date for the Distribution on the same basis as other Whitman shareholders. Each of the following individuals and members of the group has sole voting and investment power with respect to the shares of Hussmann Common Stock shown unless otherwise indicated. Except where otherwise indicated, the mailing address of each of the stockholders named in the table is: c/o Hussmann International, Inc., 12999 St. Charles Rock Road, Bridgeton, MO 63044.

                                                              AMOUNT AND NATURE OF    PERCENT
                 NAME OR IDENTITY OF GROUP                    BENEFICIAL OWNERSHIP    OF CLASS
                 -------------------------                    --------------------    --------
J. Joe Adorjan..............................................               0              *
Richard G. Cline............................................           2,687              *
Lawrence A. Del Santo.......................................               0              *
R. Randolph Devening........................................               0              *
Archie R. Dykes.............................................           2,823              *
Victoria J. Gregoricus......................................             862              *
J. Larry Vowell.............................................         245,986(a)           *
John S. Gleason.............................................         147,985(a)           *
John Schlee.................................................         188,776(a)           *
Michael D. Newman...........................................          59,435(a)           *
Lawrence R. Rauzon..........................................         182,004(a)           *
All Directors and Executive Officers as a Group (16
  persons)..................................................       1,136,350(b)         2.2%
Gabelli Funds, Inc., et al..................................       2,951,259(c)         5.8%
  One Corporate Center
  Rye, NY 10580-1434

---------------

*   Less than 1%.

(a) Includes shares which the named director or executive officer has the right to acquire within 60 days after March 2, 1998 through the exercise of stock options as follows: Mr. Vowell, 191,688 shares; Mr. Gleason, 105,982 shares; Mr. Schlee, 170,382 shares; Mr. Newman, 48,121 shares; and Mr. Rauzon, 140,249 shares. Also includes shares subject to possible forfeiture under outstanding Hussmann restricted stock awards as to which the named director or executive officer does not have investment power as follows: Mr. Vowell, 26,593 shares; Mr. Gleason, 15,818 shares; Mr. Schlee, 12,238 shares; Mr. Newman, 11,314 shares; and Mr. Rauzon, 11,314 shares.

(b) The number of shares shown as beneficially owned include 931,521 shares which the directors and executive officers have the right to acquire within 60 days after March 2, 1998 through the exercise of stock options, 98,021 shares which are subject to possible forfeiture under outstanding Hussmann restricted stock awards and as to which such persons do not have investment power, and 59,631 shares representing the vested beneficial interest of such persons under the Hussmann Retirement Savings Plan.

(c) The information as to Gabelli Funds, Inc. ("GFI") and other entities controlled directly or indirectly by Mario J. Gabelli is derived from a statement (the "Statement") with respect to Hussmann Common Stock filed with the Securities and Exchange Commission pursuant to Section 13(d) of the Securities Exchange Act of 1934 (the "Exchange Act"). GFI is an investment adviser which presently provides discretionary managed account services for certain registered investment companies (the "Fund(s)"). The Statement discloses that (i) Mr. Gabelli is deemed to have beneficial ownership of the shares beneficially owned by all such entities, (ii) Mr. Gabelli and such entities do not admit that they constitute a group within the meaning of
    Section 13(d) of the Exchange Act and the rules and regulations promulgated thereunder and (iii) with respect to Hussmann Common Stock, Mr. Gabelli and such entities have the sole power to vote and dispose of all the shares of which they are beneficial owners, except that GFI has sole dispositive and voting power with respect to the shares held by the Funds unless the aggregate voting interest of all the entities exceeds 25% of the total voting interest in Hussmann, in which case the proxy voting committee of each Fund will exercise voting power with respect to the shares held by such Fund.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ARRANGEMENTS BETWEEN HUSSMANN AND WHITMAN RELATING TO THE DISTRIBUTION

                      DISTRIBUTION AND INDEMNITY AGREEMENT

     The Company has entered into a Distribution and Indemnity Agreement with Whitman providing for, among other things, the principal corporate transactions required to effect the Distribution and certain other agreements governing the relationship between Hussmann and Whitman with respect to or as a result of the Distribution.

     The Distribution Agreement also provides that (i) Whitman will indemnify the Company against any liabilities arising out of the businesses conducted or to be conducted by Whitman or any subsidiary of Whitman and any previously-owned division, subsidiary or affiliate of Whitman (other than the Company); and (ii) the Company will indemnify Whitman against any liabilities arising out of businesses conducted or to be conducted by the Company or any subsidiary of the Company and any previously-owned division, subsidiary or affiliate of the Company; provided, however, that neither Hussmann nor Whitman will have any liability to each other for taxes except as provided in the Tax Sharing Agreement. The indemnities will be limited to the extent that the indemnitee receives insurance proceeds or a tax benefit with respect to the claimed loss.

     The Distribution Agreement provides that, except as otherwise set forth therein or in the Tax Sharing Agreement, all costs and expenses arising on or prior to the Distribution Date in connection with the Distribution will be paid by Whitman, other than (i) costs related to the Company's new financing arrangements, to the listing of the Hussmann Common Stock on the New York Stock Exchange and to printing new stock certificates, (ii) fees of rating agencies for rating Hussmann securities, (iii) one-third of the legal fees for the Distribution, (iv) the accounting and audit fees related to the Distribution,
(v) fees of outside consultants retained by the Company and (vi) one-third of the cost of printing and distributing Hussmann's Registration Statement on Form
10. As of March 12, 1998, Hussmann has paid $320,027 to Whitman in reimbursement of costs and expenses payable by Hussmann pursuant to the Distribution Agreement.

     The Distribution Agreement also provides that each party thereto will indemnify the other party in the event of certain liabilities arising under the Securities Exchange Act of 1934.

     In connection with certain employee compensation and benefit matters, the Distribution Agreement provides that, with certain exceptions, the Company and its subsidiaries will be responsible for all liabilities to, or under benefit plans or programs with respect to, any current, former and future employee (and their dependents and beneficiaries) of the Company or any of its subsidiaries prior to, on and after the Distribution.

                             TAX SHARING AGREEMENT

     Hussmann will be included in the consolidated U.S. Federal income tax returns of Whitman through and including the Distribution Date. Whitman had previously entered into a certain Tax Allocation Agreement (the "Tax Allocation Agreement") with Hussmann Corporation with respect to U.S. Federal income taxes. The Tax Allocation Agreement provided, among other things, that if Hussmann Corporation left the consolidated group, such agreement would terminate and Hussmann Corporation would not be entitled to the value of any tax benefits that it may have made available to the Whitman consolidated group while included in such group.

     As part of the Distribution, the Company and Hussmann Corporation entered into an agreement with Whitman (the "Tax Sharing Agreement") which replaced the Tax Allocation Agreement. The Tax Sharing Agreement provides that in order to avoid adversely affecting the intended tax consequences of the Distribution, Hussmann shall not (i) cease to engage in an active trade or business within the meaning of the Code, (ii) issue any shares of Hussmann stock, except for issuances of stock or stock options which do not, in the aggregate, exceed 20% of the issued and outstanding Hussmann Common Stock immediately following the Distribution, (iii) purchase any shares of its stock other than through stock purchases permitted by the tax ruling related to the Distribution, (iv) liquidate or merge with any other corporation or transfer substantially all of its assets to any other corporation, or (v) recommend to its shareholders that they agree to an acquisition of their Hussmann stock by another entity, unless either (a) an opinion is obtained from counsel to Hussmann which counsel shall be satisfactory to Whitman, or (b) a supplemental ruling is obtained from the Internal Revenue Service to the effect that such act or omission would not adversely affect the U.S. Federal income tax consequences, as set forth in the tax ruling, of the Distribution to any of Whitman, its shareholders or Hussmann. Hussmann does not expect that these limitations will significantly inhibit its activities or its ability to respond to unanticipated developments. In addition, the Tax Sharing Agreement provides that, if as a result of any transaction occurring after the Distribution Date involving either the stock, assets or debt, or any combination thereof, of Hussmann or any of its subsidiaries, the Distribution fails to qualify as tax-free under Section 355 of the Code, Hussmann will indemnify Whitman for all taxes, including penalties and interest, incurred by Whitman by reason of the Distribution. The Tax Sharing Agreement further provides that if the Distribution fails to qualify as tax-free under
Section 355 of the Code as a result of any transaction occurring on or before the Distribution Date and involving the stock, assets or debt, or any combination thereof, of the Company or any of its subsidiaries, then Whitman, and not Hussmann, shall be liable for such taxes described above.

     The Tax Sharing Agreement generally provides that Hussmann will be liable for all Federal, state, local and foreign tax liabilities, including any such liabilities resulting from the audit or other adjustment to previously filed tax returns, which are attributable to Hussmann's businesses, and that Whitman will be responsible for all such taxes attributable to the businesses being retained by Whitman.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) 1. FINANCIAL STATEMENTS

        See Part II, Item 8 of this Annual Report on Form 10-K.

     2. FINANCIAL STATEMENT SCHEDULES

        All schedules for which a provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not required under the related instructions, are not applicable, or the information has been provided in the Combined Financial Statements or the notes thereto.

     3. EXHIBITS

        See the accompanying Exhibit Index for a list of Exhibits which are filed as a part of this Annual Report on Form 10-K.

(B) REPORTS ON FORM 8-K

     The Company did not file any Current Reports on Form 8-K during the final quarter of 1997.

(C) EXHIBITS

     See Item 14(a)(3) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 25th day of March, 1998.

                                          HUSSMANN INTERNATIONAL, INC.

                                          By:
                                          --------------------------------------

                                                     Michael D. Newman
                                                Senior Vice President-Chief
                                                      Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on behalf of the registrant, this 25th day of March, 1998.

                  SIGNATURE                                            TITLE
                  ---------                                            -----
                                               President and Chief Executive Officer and Director
---------------------------------------------  (principal executive officer)
               J. Larry Vowell

                                               Senior Vice President-Chief Financial Officer
---------------------------------------------  (principal financial officer)
              Michael D. Newman

                                               Chairman of the Board and Director
---------------------------------------------
              Richard G. Cline

                                               Director
---------------------------------------------
               J. Joe Adorjan

                                               Director
---------------------------------------------
            Lawrence A. Del Santo

                                               Director
---------------------------------------------
            R. Randolph Devening

                                               Director
---------------------------------------------
               Archie R. Dykes

                                               Director
---------------------------------------------
           Victoria J. Gregoricus

                                               Vice President-Corporate Controller
---------------------------------------------  (principal accounting officer)
               Thomas G. Korte

                                 EXHIBIT INDEX

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------

3(i) Certificate of Incorporation (incorporated by reference to Exhibit 3(i).1 to Hussmann International, Inc.'s
              Registration Statement on Form 10/A No. 3 (Post-Effective
              Amendment No. 1) (Commission File No. 1-13407) (the "Form
              10")).

3(ii)         By-Laws (incorporated by reference to Exhibit 4.3 to
              Hussmann International, Inc.'s Registration Statement on
              Form S-8 relating to its Retirement Savings Plans
              (Registration No. 333-44623) (the "RSP Form S-8")).

4.1           Certificate of Designation of Series A Junior Participating
              Preferred Stock (incorporated by reference to Exhibit 4.2 to the RSP Form S-8).

4.2           Rights Agreement, dated as of December 31, 1997, between
              Hussmann International, Inc. and First Chicago Trust Company of New York (incorporated by reference to Exhibit 4.4 to the RSP Form S-8).

10.1          Distribution and Indemnity Agreement dated as of December
              31, 1997 among Hussmann International, Inc., Hussmann
              Corporation and Whitman Corporation (incorporated by reference to Exhibit 2.1 to Hussmann International, Inc.'s
              Current Report on Form 8-K dated January 30, 1998 (the "Form
              8-K")).

10.2          Tax Sharing Agreement dated as of December 31, 1997 among
              Hussmann International, Inc., Hussmann Corporation and
              Whitman Corporation (incorporated by reference to Exhibit
              2.2 to the Form 8-K).

10.3          Stock Incentive Plan (incorporated by reference to Exhibit
              4.5 to Hussmann International, Inc.'s Registration Statement on Form S-8 relating to its Stock Incentive Plan
              (Registration No. 333-44799)).

10.4*         Form of Option Agreement.

10.5*         Form of Restricted Stock Award.

10.6          Change in Control Agreement (incorporated by reference to
              Exhibit 10.5 to Hussmann International, Inc.'s Registration
              Statement on Form 10/A No. 1 (Commission File No. 1-
              13407)).

10.7          Agreement between the Registrant and Richard G. Cline
              (incorporated by reference to Exhibit 10.5 to the Form 10).

21*           Subsidiaries of Hussmann International, Inc.

23*           Consent of KPMG Peat Marwick LLP.

27*           Financial Data Schedules.

---------------

* Filed herewith