Form 10-Q
period 1998-03-31
HUSSMANN INTERNATIONAL INC
filed 1998-05-14
CIK 1046128

                       SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                  FORM 10-Q


(MARK ONE)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended MARCH 31, 1998
                                    --------------

     OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from             TO
                                    ------------  ------------

     Commission file number: 01-13407


                        HUSSMANN INTERNATIONAL, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)



           DELAWARE                                   43-1791715
------------------------------------------------------------------------------
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)



12999 ST. CHARLES ROCK ROAD, BRIDGETON, MISSOURI                  63044-2483
-----------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)



                                (314) 291-2000
             ---------------------------------------------------
             (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No__







         COMMON STOCK OUTSTANDING AT MARCH 31, 1998: 50,791,393 SHARES

                         PART I.  FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS



                    HUSSMANN INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
               (UNAUDITED; DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)




                                                         THREE MONTHS ENDED
                                                             MARCH 31,
                                              ----------------------------------------
                                                     1998                 1997
                                              -------------------  -------------------
SALES AND REVENUES                               $      245.9          $    198.6
COST OF GOODS SOLD                                      205.1               163.7
                                                 ------------          ----------
GROSS PROFIT                                             40.8                34.9
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES             29.3                24.9
AMORTIZATION EXPENSE                                      0.3                 0.4
                                                 ------------         -----------
OPERATING INCOME                                         11.2                 9.6
WHITMAN CHARGES                                          (1.5)               (7.1)
INTEREST EXPENSE:
  WHITMAN                                                (1.0)               (4.2)
  OTHER                                                  (3.4)               (0.3)
                                                 ------------         -----------
  TOTAL INTEREST EXPENSE                                 (4.4)               (4.5)
OTHER INCOME, NET                                         0.9                 0.4
                                                 ------------         -----------
INCOME (LOSS) BEFORE INCOME TAX EXPENSE AND
  MINORITY INTEREST                                       6.2                (1.6)
INCOME TAX EXPENSE (BENEFIT)                              2.3                (0.7)
                                                 ------------         -----------
NET INCOME (LOSS) BEFORE MINORITY INTEREST                3.9                (0.9)
MINORITY INTEREST                                         0.3                 0.2
                                                 ------------         -----------
NET INCOME (LOSS)                                $        4.2         $      (0.7)
                                                 ============         ===========



BASIC AND DILUTED EARNINGS PER SHARE             $       0.08                   -

WEIGHTED AVERAGE SHARES USED IN COMPUTING
  BASIC EARNINGS PER SHARE                               50.9                   -

WEIGHTED AVERAGE SHARES USED IN COMPUTING
  DILUTED EARNINGS PER SHARE                             51.8                   -


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                HUSSMANN INTERNATIONAL, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN MILLIONS)






                                                                            (UNAUDITED)
                                                                             MARCH 31,          DECEMBER 31,
                                                                               1998                 1997
                                                                         -----------------  --------------------
ASSETS
CURRENT ASSETS:
     CASH AND CASH EQUIVALENTS                                           $           37.9   $              38.4
     RECEIVABLES, NET                                                               233.0                 208.8
     INVENTORIES                                                                    110.7                 146.7
     OTHER CURRENT ASSETS                                                             3.9                   7.4
                                                                         ----------------   -------------------
         TOTAL CURRENT ASSETS                                                       385.5                 401.3
PROPERTY AND EQUIPMENT, NET                                                         161.3                 159.9
GOODWILL, NET                                                                        24.5                  25.1
OTHER ASSETS                                                                         28.9                  27.2
                                                                         ----------------   -------------------
         TOTAL ASSETS                                                    $          600.2   $             613.5
                                                                         ================   ===================
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
    SHORT-TERM DEBT                                                      $           18.5  $                6.2
    ACCOUNTS PAYABLE                                                                103.6                 126.8
    INCOME TAXES PAYABLE                                                              3.7                  14.2
    ACCRUED EXPENSES                                                                 59.5                  74.6
                                                                          ---------------   -------------------
         TOTAL CURRENT LIABILITIES                                                  185.3                 221.8
LOANS AND ADVANCES - WHITMAN                                                            -                 173.8
LONG-TERM DEBT                                                                      246.6                     -
DEFERRED INCOME TAXES AND OTHER
    LIABILITIES                                                                      26.2                  31.3
                                                                          ---------------    ------------------
         TOTAL LIABILITIES                                                          458.1                 426.9
                                                                          ---------------    ------------------
SHAREHOLDERS' EQUITY:
    PREFERRED STOCK, $.001 PAR VALUE,
         20,000,000 SHARES AUTHORIZED, NONE
         ISSUED OR OUTSTANDING                                                          -                     -
    COMMON STOCK, $.001 PAR VALUE, 150,000,000
         SHARES AUTHORIZED, 50,791,393
         ISSUED AND OUTSTANDING                                                       0.1                     -
    ADDITIONAL PAID-IN CAPITAL                                                       87.2                  52.3
    RETAINED EARNINGS                                                               110.1                 188.1
    CUMULATIVE TRANSLATION ADJUSTMENT                                               (55.3)                (53.8)
                                                                          ---------------    ------------------
         TOTAL SHAREHOLDERS' EQUITY                                                 142.1                 186.6
                                                                          ---------------    ------------------
         TOTAL LIABILITIES AND SHAREHOLDERS'
         EQUITY                                                           $         600.2    $            613.5
                                                                          ===============    ==================




SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                HUSSMANN INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (UNAUDITED; DOLLARS IN MILLIONS)



                                                                                                THREE MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                               --------------------
                                                                                                 1998       1997
                                                                                               ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    NET INCOME (LOSS)                                                                          $   4.2    $  (0.7)
    ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH
       USED IN OPERATING ACTIVITIES:
       DEPRECIATION AND AMORTIZATION                                                               6.0        5.5
       CHANGES IN ASSETS AND LIABILITIES,
          EXCLUSIVE OF ACQUISITIONS:
          (INCREASE) DECREASE IN RECEIVABLES                                                     (24.2)      39.7
          (INCREASE) DECREASE IN INVENTORIES                                                      36.0       (5.1)
          DECREASE IN ACCOUNTS PAYABLE                                                           (24.2)     (27.4)
          DECREASE IN INCOME TAXES PAYABLE                                                       (10.5)      (1.5)
          DECREASE IN ACCRUED EXPENSES                                                           (15.1)      (9.4)
          NET CHANGE IN OTHER ASSETS AND LIABILITIES                                              (3.1)      (5.0)
                                                                                              --------   --------
NET CASH USED IN OPERATING ACTIVITIES                                                            (30.9)      (3.9)
                                                                                              --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    CAPITAL INVESTMENTS                                                                           (6.8)      (3.7)
    COMPANIES ACQUIRED, NET OF CASH                                                                  -      (12.4)
    OTHER                                                                                          0.2        0.2
                                                                                               --------  --------
NET CASH USED IN INVESTING ACTIVITIES                                                             (6.6)     (15.9)
                                                                                               --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    NET INCREASE IN SHORT-TERM DEBT                                                               12.3        0.9
    SETTLEMENT OF WHITMAN OBLIGATIONS                                                           (221.7)         -
    NET INCREASE IN LOANS AND ADVANCES - WHITMAN                                                     -        6.0
    PROCEEDS FROM ISSUANCE OF LONG-TERM DEBT                                                     270.0          -
    PRINCIPAL PAYMENTS ON LONG-TERM DEBT                                                         (23.4)         -
                                                                                               -------   --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                         37.2        6.9
                                                                                               -------   --------
EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                                     (0.2)      (0.2)
                                                                                               -------   --------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                           (0.5)     (13.1)
CASH AND CASH EQUIVALENTS AS OF BEGINNING OF PERIOD                                               38.4       47.1
                                                                                               -------   --------
CASH AND CASH EQUIVALENTS AS OF END OF PERIOD                                                  $  37.9   $   34.0
                                                                                               =======   ========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  HUSSMANN INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (UNAUDITED; DOLLARS IN MILLIONS)



1. BASIS OF PRESENTATION

     On January 30, 1998, Whitman Corporation ("Whitman") distributed (the "Distribution") 50.7 million shares of common stock of Hussmann ("Hussmann Common Stock") to Whitman's shareholders. As a result of the spin-off (the "Spin-off"), Hussmann became an independent, publicly held company. (As required by the context, "Hussmann" or the "Company" refers to Hussmann International, Inc. or to the group of companies that became wholly-owned subsidiaries of Hussmann International, Inc. in January 1998.)

     The accompanying unaudited financial statements present the operations of Hussmann, which for all periods presented (except as of and for the period ended March 31, 1998) was composed of wholly-owned subsidiaries of Whitman Corporation, including Hussmann Corporation and its wholly-owned subsidiaries and other Hussmann companies owned by Whitman but directly managed by Hussmann. In January 1998, the companies included in these financial statements became wholly-owned subsidiaries of Hussmann. Prior to the formation of Hussmann, the historical financial statements were combined for financial reporting purposes. For all periods presented herein, the financial statements will be referred to as consolidated financial statements.

     The accompanying unaudited consolidated financial statements, in the opinion of management, include all adjustments (consisting of normal, recurring items) necessary to present fairly Hussmann's consolidated financial position and results of its operations and cash flows for the periods presented. The unaudited consolidated financial statements are presented in accordance with requirements of Regulation S-X and consequently do not include all disclosures required by generally accepted accounting principles. Results of operations for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

2.   EARNINGS PER SHARE

     Hussmann adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", during the three months ended March 31, 1998. In accordance with SFAS No. 128, basic earnings per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common shares outstanding during the period plus shares issuable upon the assumed exercise of dilutive common stock options by using the treasury stock method. Although the Spin-off did not occur until January 30, 1998, for purposes of presentation Hussmann has calculated earnings per share on a pro forma basis assuming the Spin-off occurred at January 1, 1998 for both basic and diluted earnings per share.

     The number of shares of Hussmann Common Stock used in the calculation of earnings per share for the three months ended March 31, 1998 is as follows (in thousands):



                                                                 1998
                                                                ------
         Weighted average shares outstanding - basic            50,851
         Dilutive effect of stock options                          958
                                                                ------
         Weighted average shares outstanding - diluted          51,809
                                                                ======



     As of March 31, 1998 all outstanding Hussmann stock options were included in the computation of diluted earnings per share, as the exercise price was less than the average fair market value of Hussmann Common Stock for the period it was traded.


3. INVENTORIES

   Inventories consist of the following (dollars in millions):



                                            March 31,  December 31,
                                              1998          1997
                                            ---------  ------------
                Raw materials and supplies     $ 63.8     $    66.9
                Work in process                  35.6          52.0
                Finished goods                   11.3          27.8
                                            ---------  ------------
                  Total inventories            $110.7     $   146.7
                                            =========  ============



4. BUSINESS SEGMENT INFORMATION

   Hussmann manages its business with separate senior management teams responsible for geographic regions. The following segments correspond to these geographic regions.

   The following tables present financial information for each of these business segments as of and for the quarters ended March 31, 1998 and 1997 (in millions):



                                SALES AND REVENUES      OPERATING INCOME

                                   1998     1997           1998    1997
                                   ----     ----           ----    ----
U.S. and Canada                    $209.5   $173.4         $18.9    $16.7
U.K.                                 22.7     21.8          (2.4)    (4.2)
Other International                  29.3     16.6           1.4      0.5
Eliminations                        (15.6)   (13.2)            -        -
                                   ------   ------         -----   ------
  Total                            $245.9   $198.6         $17.9    $13.0
                                   ======   ======
                                                            (6.7)    (3.4)
Corporate administrative expenses                          -----   ------
  Total operating income                                   $11.2    $ 9.6
                                                           =====   ======


5. COMPREHENSIVE INCOME

     In addition, during the three months ended March 31, 1998, Hussmann adopted SFAS No. 130, "Reporting Comprehensive Income." Statement No. 130 requires the separate reporting of components of comprehensive income, as defined. This statement requires Hussmann to separately report the translation adjustments of SFAS No. 52, "Foreign Currency Translation" as a component of comprehensive income. Management has chosen, on an interim basis, to disclose the requirements of this statement within the notes to the consolidated financial statements. The foreign currency translation adjustment accounted for as a separate component of shareholders' equity was a loss of $1.5 million and $2.5 million for the three-month periods ended March 31, 1998 and 1997, respectively.

                 HUSSMANN INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     In January 1998, the companies included in the accompanying consolidated financial statements became wholly-owned subsidiaries of Hussmann. On January 30, 1998, Hussmann was spun-off from Whitman Corporation and became an independent, publicly held company. The results for the three-month periods ended March 31, 1998 and 1997, are impacted by certain non-recurring items. The following tables provide a reconciliation of what management believes the operating results for such periods would have been if Hussmann had been an independent, publicly held company, excluding the impact of certain non-recurring items and including the impact of the borrowing under the five-year unsecured revolving credit facility entered into by the Company and Hussmann Corporation in January 1998 (the "Credit Facility"). Management believes the pro forma consolidated operating results provide a more meaningful presentation for purposes of analyzing the Company's operating results.

                 HUSSMANN INTERNATIONAL, INC. AND SUBSIDIARIES
                 PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                      FOR THE QUARTER ENDED MARCH 31, 1998
            (UNAUDITED; DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)



                                                           PRO FORMA
                                                 -------------------------------
                                                 ACTUAL   ADJUSTMENTS  PRO FORMA
                                                 -------  -----------  ---------
Sales and revenues                               $245.9      $     -    $245.9
Cost of goods sold                                205.1            -     205.1
--------------------------------------------------------------------------------
Gross profit                                       40.8            -      40.8
Total selling, general, administrative
  and amortization expenses                        29.6            -      29.6
--------------------------------------------------------------------------------
Operating income                                   11.2            -      11.2
Whitman charges                                    (1.5)         1.5 a       -
Total interest expense                             (4.4)        (0.2)a,b  (4.6)
Other income, net                                   0.9            -       0.9
--------------------------------------------------------------------------------
Income before income tax expense
  and minority interest                             6.2          1.3       7.5
Income tax expense                                  2.3          0.5 c     2.8
--------------------------------------------------------------------------------
Net income before minority interest                 3.9          0.8       4.7
Minority interest                                   0.3            -       0.3
--------------------------------------------------------------------------------
Net income                                       $  4.2      $   0.8    $  5.0
================================================================================
Weighted average shares
 outstanding - basic                               50.9                   50.9
Basic earnings per share                         $  0.08                $  0.10
Weighted average shares
 outstanding - diluted                             51.8                   51.8
Diluted earnings per share                       $  0.08                $  0.10
================================================================================


(a)  To eliminate the Whitman charges and interest paid to Whitman.
(b) To record interest expense on the funds borrowed under the Credit Facility. For pro forma purposes it was assumed that $240 million was borrowed at an interest rate of 6.0% for the period January 1, 1998 through the Spin-off.
(c)  To record the income tax effect of adjustments (a) and (b).

                 HUSSMANN INTERNATIONAL, INC. AND SUBSIDIARIES
                 PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                      FOR THE QUARTER ENDED MARCH 31, 1997
                        (UNAUDITED; DOLLARS IN MILLIONS)



                                                           PRO FORMA
                                                 -------------------------------
                                                 ACTUAL   ADJUSTMENTS  PRO FORMA
                                                 -------  -----------  ---------
Sales and revenues                               $198.6        $25.3     $223.9
Cost of goods sold                                163.7         23.4      187.1
--------------------------------------------------------------------------------
Gross profit                                       34.9          1.9       36.8
Total selling, general, administrative
  and amortization expenses                        25.3          1.7       27.0
--------------------------------------------------------------------------------
Operating income                                    9.6          0.2        9.8
Whitman charges                                    (7.1)         7.1 a        -
Total interest expense                             (4.5)         0.6 a,b   (3.9)
Other income, net                                   0.4            -        0.4
--------------------------------------------------------------------------------
Income (loss) before income tax
  expense and minority interest                    (1.6)         7.9        6.3
Income tax expense (benefit)                       (0.7)         2.9 c      2.2
--------------------------------------------------------------------------------
Net income (loss) before minority
  interest                                         (0.9)         5.0        4.1
Minority interest                                   0.2            -        0.2
--------------------------------------------------------------------------------
Net income (loss)                                $ (0.7)       $ 5.0     $  4.3
================================================================================
Pro forma shares outstanding - basic                  -            -       50.7
Pro forma basic earnings per share                    -            -     $ 0.08
Pro forma shares outstanding -
  diluted                                             -            -       51.2
Pro forma diluted earnings per
  share                                               -            -     $ 0.08
================================================================================


     Historically as part of Whitman, Hussmann accounted for its results for each quarter as of the fifteenth day of the month. As a separate, stand-alone company, Hussmann accounts for its results using the last day of each month. Therefore, the 1997 pro forma adjustments include the items discussed in the 1998 pro forma consolidated statement of operations and adjustments to reflect the results of operations through the end of the quarter.

     Pro forma basic earnings per share for the three months ended March 31, 1997 was computed using the original shares issued upon the Spin-off of 50.7 million. Pro forma diluted earnings per share was computed using the aforementioned shares adjusted for the respective replacement options issued by Hussmann to supplement those granted by Whitman. The market price used was the initial trading price of Hussmann Common Stock on January 30, 1998 of $13.56.

                                                                 1997
                                                                ------
         Weighted average shares outstanding - basic            50,731
         Dilutive effect of stock options                          428
                                                                ------
         Weighted average shares outstanding - diluted          51,159
                                                                ======


RESULTS OF OPERATIONS -- PRO FORMA THREE MONTHS ENDED MARCH 31, 1998 COMPARED WITH PRO FORMA THREE MONTHS ENDED MARCH 31, 1997

     Sales and Revenues. Sales and revenues for the three months ended March 31, 1998 of $245.9 million were $22.0 million or 9.8% over the same period 1997 sales and revenues of $223.9 million. Sales and revenues increases in the United States and Latin America drove the overall improvement. The following is a summarized analysis of the increase in sales and revenues (in millions).

                                  1998 SALES             % INCREASE
                                     AND      $ CHANGE   (DECREASE)
                                   REVENUES   FROM 1997  FROM 1997
--------------------------------------------------------------------------

U.S. and Canada                   $209.5      $11.2         5.6%
U.K.                                22.7        0.9         4.1
Other International                 29.3       12.7        76.5
Eliminations                       (15.6)      (2.8)      (21.9)
--------------------------------------------------------------------------
Total                             $245.9      $22.0         9.8%
==========================================================================


     The 5.6% increase in sales and revenues in the U.S. and Canada was principally driven by continued strong U.S. supermarket case demand. The increase in sales and revenues in the U.K. of 4.1% was due to the restructuring and consolidation program which began in the second half of fiscal year 1997, including the resolution of startup delays at the new plant in Milton Keynes, England. The increase in sales and revenues of 76.5% or $12.7 million in Other International was principally due to increased sales in Mexico, which were $6.3 million above first quarter 1997 results, and the first full quarter sales and revenues from the Company's 1997 acquisitions of Fast Frio (Brazil) and Industrias Gilvert (Mexico). Sales and revenues increased $6.4 million related to these acquisitions.

     Gross Profit and Operating Income. As a percent of sales and revenues, first quarter 1998 gross profit was 16.6% compared to 16.4% in 1997. The most significant increase in gross profit as a percentage of sales occurred in Other International operations, mainly Mexico and Asia Pacific. The favorable increase in Mexico was driven by increased capacity utilization related to strong growth in display case sales to supermarkets, bottle cooler exports, and a reduction in overall costs.

     Total selling, general, administrative and amortization ("SG&A") expenses increased 9.7% to $29.6 million in 1998 from $27.0 million in 1997. The increase in SG&A expenses is primarily due to costs associated with compensation expense to settle a Whitman stock incentive plan related to the Spin-off and the impact of the aforementioned acquisitions.

     Operating income in 1998 of $11.2 million was 14.3% or $1.4 million greater then that reported for the same period in 1997. This increase was mainly driven by a 3.0% increase in operating income in the U.S. and Canada and improved operations in the U.K. and Mexico. The increase in the U.K., which still showed an operating loss of $2.4 million, was favorably impacted by the extensive restructuring of U.K. operations and the consolidation of sales and service branches in the U.K. that took place in the second half of fiscal year 1997. Operating income for Other International operations of $1.4 million increased over the 1997 operating income of $0.5 million. This increase is mainly attributable to the Industrias Gilvert acquisition and the relatively weak first quarter 1997 sales volume in Mexico.

     Interest Expense. Interest expense of $4.6 million increased $0.7 million or 17.9% from 1997 to 1998 primarily due to the $244 million borrowed under the new Credit Facility and borrowings to fund working capital requirements. For pro forma financial statement presentation it was assumed that $240 million in borrowings were outstanding for the period January 1, 1998 through the Spin-off.

     Effective Income Tax Rate. Hussmann's effective income tax rate was 37.0% in the first quarter of 1998, or 2.1 points higher than the 1997 effective rate of 34.9%, principally due to the increased level of earnings from U.S. operations in 1998, which typically have a higher effective tax rate than Hussmann's other operations.

LIQUIDITY, FINANCIAL CONDITION AND CAPITAL RESOURCES - ACTUAL

     Cash Flows from Operations. Historically, Hussmann's cash flows from operations have been affected by the allocations from Whitman of expenses to its operating subsidiaries. These charges were $1.5 million during the quarter ended March 31, 1998 versus $7.1 million in 1997 when Hussmann operated as a Whitman subsidiary.

     Hussmann used net cash from operations of $30.9 million in 1998 compared to $3.9 million in 1997. The increase in the use of cash from operations was principally driven by the increase in working capital (increase in receivables and decrease in payables). The increase in accounts receivable from year end was due to the significant increase in sales volume in the month of March in the U.S. and Latin America.

     Cash Flows from Investing Activities. Net cash used in investing activities was $6.6 million and $15.9 million during the quarters ended March 31, 1998 and 1997, respectively. Capital investments of $6.8 million was the main component of the investing activity during 1998. The increase in capital investments relates to the timing of spending on Hussmann's conversion to an integrated Company-wide information system. In the first quarter of 1997 the Company acquired a 70% interest in Fast Frio do Brasil, Ltda. in Brazil with a net cash outlay of $12.4 million.

     Cash Flows from Financing Activities. Net cash provided by financing activities was $37.2 million during the quarter ended March 31, 1998 compared to $6.9 million for the same period ended March 31, 1997. For 1998, the net proceeds from long-term debt of $246.6 million were primarily used to settle the Company's obligations to Whitman and fund working capital needs. In January 1998, Hussmann paid Whitman $240.0 million to pay-off its intercompany notes and to pay a cash dividend to Whitman of approximately $80.0 million.
For 1997, Hussmann generated cash from financing activities of $6.9 million due to improved cash flow resulting from high sales volumes and improved working capital management. Prior to the Spin-off, Whitman managed Hussmann's excess cash and therefore all activity between Whitman and the Company was included in loans and advances - Whitman.

     In January 1998, Hussmann and Hussmann Corporation entered into the Credit Facility with a syndicate of commercial banks and financial institutions that enables Hussmann and Hussmann Corporation to borrow funds at variable interest rates on a revolving credit basis up to an aggregate principal amount of $350 million. Hussmann Corporation borrowed $270.0 million under the Credit Facility in January 1998, of which $240.0 million was paid to Whitman, as described above. At March 31, 1998, $244.0 million was outstanding under the Credit Facility.

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

     Non-U.S. Operations. The most significant non-U.S. operations are located in Canada, Mexico and the U.K., with smaller operations located in, among other countries, Brazil, Chile, China and Singapore. Because the majority of Hussmann's non-U.S. entities conduct business in their respective local currencies, Hussmann is subject to foreign currency risks when translating its non-U.S. entity financial statements into U.S. dollars for financial reporting purposes. In addition to the foreign currency translation risks faced by Hussmann, other risks associated with non-U.S. operations include the potential for restrictive actions taken by host country governments, the risks relating to non-U.S. economic and political conditions, and the risks relating to limits on the transfer of funds from non-U.S. entities to Hussmann. Hussmann does not currently use foreign currency risk management instruments to manage its exposure to changes in currency exchange rates.

OTHER

     The Board of Directors of Hussmann approved plans to expand production capacity of refrigerated display cases at its Bridgeton, Missouri plant by 20 percent, consolidate the production of refrigeration systems from five to two North American manufacturing locations and to equip a new manufacturing facility in Mexico. The reconfiguration of the Bridgeton plant and the consolidation of the refrigeration systems will require $12.6 million of capital investment. Bridgeton's refrigeration production will be moved to a new plant in Atlanta, Georgia and to an existing facility in Chino, California. The Atlanta plant is scheduled to open during the third quarter of 1998, Bridgeton refrigeration production is scheduled to close during the fourth quarter of 1998 and the new Bridgeton case line is scheduled to begin production during the second or third quarter of 1999. The new facility in Toluca, Mexico, will produce primarily beverage coolers for sale in Mexico and emerging Latin American markets and other refrigeration equipment. Hussmann expects construction of the plant to be completed in the fourth quarter of 1998 and production to begin in 1999. The capital cost to equip the leased facility will be $6 million.

     Also in February 1998, the Board of Directors of Hussmann approved a common stock repurchase plan to offset dilution resulting from the exercise of stock options by employees.

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". This SOP requires certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software.
It also requires other costs to be expensed. The SOP is effective for financial statements issued for fiscal years beginning after December 15, 1998. As previously stated, Hussmann is currently in the process of converting certain computer systems to a fully integrated Company-wide information system, and believes the costs being incurred on this project are being accounted for in accordance with this SOP.

SAFE HARBOR STATEMENT

     Hussmann has made and will make certain forward-looking statements in its reports filed with the Securities and Exchange Commission, reports to shareholders and in certain other contexts relating to future revenues, costs, expenses, production schedules, profitability and financial resources, among others. These statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management's beliefs and assumptions using information currently available. Accordingly, Hussmann's actual results may differ materially from those projected, expressed or implied in such forward-looking statements due to known and unknown risks and uncertainties that exist in Hussmann's operations and business environment, including, among other factors: the failure by Hussmann to produce anticipated cost savings or improve productivity, the timing and magnitude of capital expenditures, economic and market conditions in the U.S. and worldwide; currency exchange rates; changes in customer spending levels and demand for new products; cost and availability of raw materials; the continuation of growth in significant developing markets such as Mexico, China and South America; overall competitive activities, and other risks described in the Company's filings with the Securities and Exchange Commission, including the report on Form 10-K for the year ended December 31, 1997.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a)   Exhibits


             Exhibit
             Number   Exhibit
             -------  -------

               10.3   Amended and Restated Stock Incentive Plan
                      (amended as of April 9, 1998).

               10.8 Stock Option agreement between the Registrant and Richard G. Cline dated January 30, 1998.

               10.9   Employment agreement between the Registrant and
                      J. Larry Vowell dated April 9, 1998.

                 27   Financial Data Schedule
                      (filed electronically with the SEC only)



b) Reports on Form 8-K

     On February 13, 1998, Hussmann filed a current report on Form 8-K dated January 30, 1998 relating to the distribution (the "Distribution") on January 30, 1998 by Whitman Corporation of all of the issued and outstanding shares of Common Stock of Hussmann to the shareholders of Whitman. The Form 8-K reported the following items:

     Item 1 (Changes in Control of Registrant) to report the Distribution.;

     Item 2 (Acquisition or Disposition of Assets) to report the transfer by Whitman to Hussmann of Hussmann Corporation and all of the foreign businesses conducted by Hussmann Corporation which were previously held by a Netherlands company owned by Whitman; and

     Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) to incorporate by reference the financial statements contained in Hussmann's registration statement on Form 10 filed with the Securities and Exchange Commission under Section 12 of the Securities Exchange Act of 1934.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     HUSSMANN INTERNATIONAL, INC.


                                     /s/ Michael D. Newman
                                     ---------------------------
                                     Michael D. Newman
                                     Senior Vice President
                                     and Chief Financial Officer
                                     (as duly authorized officer
                                     and principal financial
Dated: May 14, 1998                  officer of the registrant)