Form 10-Q
period 1998-06-30
HUSSMANN INTERNATIONAL INC
filed 1998-08-14
CIK 1046128

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended JUNE 30, 1998

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ____________to____________

         Commission file number: 01-13407


                          HUSSMANN INTERNATIONAL, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)


         DELAWARE                                               43-1791715
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


12999 ST. CHARLES ROCK ROAD, BRIDGETON, MISSOURI                 63044-2483
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)



                                 (314) 291-2000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]



          COMMON STOCK OUTSTANDING AT JUNE 30, 1998: 50,966,336 SHARES

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                  HUSSMANN INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (Unaudited; Dollars in millions, except per share data)

                                                      Three-Months Ended                           Six-Months Ended
                                                           June 30,                                     June 30,
                                            -------------------------------------         ------------------------------------
                                                 1998                   1997                   1998                  1997
                                            --------------         --------------         --------------        --------------
Sales and revenues                          $        292.9         $        250.8         $        538.8        $        449.4

Cost of goods sold                                   229.3                  202.4                  434.4                 366.1
                                            --------------         --------------         --------------        --------------

Gross profit                                          63.6                   48.4                  104.4                  83.3

Selling, general and admin. expenses                  33.5                   26.7                   62.8                  51.6
Amortization expense                                   0.3                    0.4                    0.5                   0.8
                                            --------------         --------------         --------------        --------------

Operating income                                      29.8                   21.3                   41.1                  30.9

Whitman charges                                         --                    7.1                    1.5                  14.2

Interest expense:
  Whitman                                               --                    4.7                    1.0                   8.9
  Other                                                4.9                    0.2                    8.4                   0.6
                                            --------------         --------------         --------------        --------------

   Total interest expense                              4.9                    4.9                    9.4                   9.5

Other income (expense), net                           (0.6)                   0.5                    0.3                   0.9
                                            --------------         --------------         --------------        --------------

Income before income tax expense
  and minority interests                              24.3                    9.8                   30.5                   8.1

Income tax expense                                     9.0                    3.9                   11.3                   3.1
                                            --------------         --------------         --------------        --------------

Net income before minority interests                  15.3                    5.9                   19.2                   5.0

Minority interests                                     0.4                   (0.2)                   0.6                    --
                                            --------------         --------------         --------------        --------------

Net income                                  $         15.7         $          5.7         $         19.8        $          5.0
                                            ==============         ==============         ==============        ==============


Weighted average shares - Basic                 50,895,000                     --             50,872,000                    --

Basic earnings per share                    $         0.31                     --         $         0.39                    --

Weighted average shares - Diluted               52,477,000                     --             52,147,000                    --

Diluted earnings per share                  $         0.30                     --         $         0.38                    --



See accompanying notes to consolidated financial statements.

                  HUSSMANN INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              (Dollars in millions)

                                                          (Unaudited)
                                                            June 30,      December 31,
                                                             1998            1997
                                                            -------         -------
ASSETS
Current assets:
     Cash and cash equivalents                              $  26.6         $  38.4
     Receivables, net                                         254.8           208.8
     Inventories                                              111.8           146.7
     Other current assets                                       7.0             7.4
                                                            -------         -------
          Total current assets                                400.2           401.3
Property and equipment, net                                   163.6           159.9
Goodwill, net                                                  23.9            25.1
Other assets                                                   30.1            27.7
                                                            -------         -------
          Total assets                                      $ 617.8         $ 614.0
                                                            =======         =======

LIABILITIES AND EQUITY
Current liabilities:
     Short-term debt and
        current portion long-term debt                      $  19.1         $   6.2
     Accounts payable                                         102.9           126.8
     Income taxes payable                                       2.3            14.2
     Accrued expenses                                          64.3            74.6
                                                            -------         -------
          Total current liabilities                           188.6           221.8
Loans and advances - Whitman                                     --           173.8
Long-term debt                                                244.8             3.2
Other liabilities                                              28.8            28.6
                                                            -------         -------
          Total liabilities                                   462.2           427.4
                                                            -------         -------
Shareholders' equity:
     Preferred stock, $.001 par value,
          20,000,000 shares authorized, none
          issued or outstanding                                  --              --
     Common stock, $.001 par value, 150,000,000
          shares authorized, 50,966,336
          issued and outstanding                                0.1              --
     Additional paid-in capital                                89.3            52.3
     Retained earnings                                        124.8           188.1
     Cumulative translation adjustment                        (57.5)          (53.8)
     Treasury stock, at cost: 59,716 shares                    (1.1)             --
                                                            -------         -------
          Total shareholders' equity                          155.6           186.6
                                                            -------         -------
          Total liabilities and shareholders' equity        $ 617.8         $ 614.0
                                                            =======         =======



See accompanying notes to consolidated financial statements.

                  HUSSMANN INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Unaudited; Dollars in millions)


                                                                          Six-Months Ended
                                                                              June 30,
                                                                     -------------------------
                                                                       1998             1997
                                                                     --------         --------
Cash flows from operating activities:
     Net income                                                      $   19.8         $    5.0
     Adjustments to reconcile net income to net cash
          (used in) provided by operating activities:
          Depreciation and amortization                                  12.1             11.1
          Changes in assets and liabilities,
                exclusive of acquisitions:
                (Increase) decrease in receivables                      (46.1)            35.1
                (Increase) decrease in inventories                       34.9             (9.8)
                Decrease in accounts payable                            (24.9)           (10.4)
                Decrease in income taxes payable                        (11.9)            (9.6)
                Decrease in accrued expenses                            (10.3)            (7.7)
                Other                                                    (0.4)            (4.8)
                                                                     --------         --------
Net cash (used in) provided by operating activities                     (26.8)             8.9
                                                                     --------         --------

Cash flows from investing activities:
     Capital investments                                                (15.4)           (16.4)
     Companies acquired, net of cash                                       --            (12.4)
     Other                                                                0.4              0.3
                                                                     --------         --------
Net cash used in investing activities                                   (15.0)           (28.5)
                                                                     --------         --------

Cash flows from financing activities:
     Net increase in short-term debt                                     12.9              1.8
     Settlement of Whitman obligations, net                            (221.7)              --
     Net increase in loans and advances - Whitman                          --             13.5
     Proceeds from issuance of long-term debt                           396.7               --
     Principal payments on long-term debt                              (155.1)            (0.2)
     Dividends paid                                                      (1.0)            (2.2)
     Acquisition of treasury stock                                       (1.1)              --
                                                                     --------         --------
Net cash provided by financing activities                                30.7             12.9
                                                                     --------         --------

Effects of exchange rate changes on cash and cash equivalents            (0.7)            (0.5)
                                                                     --------         --------
Net change in cash and cash equivalents                                 (11.8)            (7.2)
Cash and cash equivalents as of beginning of period                      38.4             47.1
                                                                     --------         --------
Cash and cash equivalents as of end of period                        $   26.6         $   39.9
                                                                     ========         ========



See accompanying notes to consolidated financial statements.

                  HUSSMANN INTERNATIONAL, INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (UNAUDITED; DOLLARS IN MILLIONS)



1.    BASIS OF PRESENTATION

    On January 30, 1998, Whitman Corporation ("Whitman") distributed (the "Distribution") 50.7 million shares of common stock of Hussmann ("Hussmann Common Stock") to Whitman's shareholders. As a result of the spin-off (the "Spin-off"), Hussmann became an independent, publicly held company. As required by the context, "Hussmann" or the "Company" refers to Hussmann International, Inc. or to the group of companies that became wholly-owned subsidiaries of Hussmann International, Inc. in January 1998.

    Except for the three-month period ended June 30, 1998, the accompanying unaudited financial statements present the operations of Hussmann, which was composed of wholly-owned subsidiaries of Whitman, including Hussmann Corporation and its wholly-owned subsidiaries and other Hussmann companies owned by Whitman but directly managed by Hussmann. In January 1998, the companies included in these financial statements became wholly-owned subsidiaries of Hussmann. Prior to the formation of Hussmann, the historical financial statements were combined for financial reporting purposes. For all periods presented herein, the financial statements will be referred to as consolidated financial statements.

    The accompanying unaudited consolidated financial statements, in the opinion of management, include all adjustments (consisting of normal, recurring items) necessary to present fairly Hussmann's consolidated financial position and results of its operations and cash flows for the periods presented. The unaudited consolidated financial statements are presented in accordance with requirements of Regulation S-X and consequently do not include all disclosures required by generally accepted accounting principles. Results of operations for the three-month and six-month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

    Certain prior year amounts presented in the accompanying consolidated financial statements have been reclassified to conform to current year presentation.

2.   EARNINGS PER SHARE

    Hussmann adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" ("Statement No. 128"), during the first quarter of 1998. In accordance with Statement No. 128, basic earnings per share is calculated using the weighted average number of Hussmann Common Stock outstanding during the period. Diluted earnings per share is calculated using the weighted average number of Hussmann Common Stock outstanding during the period plus shares issuable upon the assumed exercise of dilutive common stock options by using the treasury stock method. Although the Spin-off did not occur until January 30, 1998, for purposes of presentation, Hussmann has calculated earnings per share on a pro forma basis assuming the Spin-off occurred at January 1, 1998 for both basic and diluted earnings per share.

    The numbers of shares of Hussmann Common Stock used in the calculations of earnings per share for the three-month and six-month periods ended June 30, 1998 are as follows (in thousands):

                                                   Three-Months  Six-Months
                                                       Ended        Ended
                                                       ------      ------
    Weighted average shares outstanding - basic        50,895      50,872
    Dilutive effect of stock options                    1,582       1,275
                                                       ------      ------
    Weighted average shares outstanding - diluted      52,477      52,147
                                                       ======      ======

    As of June 30, 1998 all outstanding Hussmann stock options were included in the computation of diluted earnings per share, as the exercise price was less than the average fair market value of Hussmann Common Stock for the period it was traded.

3.    INVENTORIES

    Inventories consist of the following:

                                        June 30,       December 31,
                                          1998            1997
                                        --------        --------
      Raw materials and supplies        $   62.5        $   66.9
      Work in process                       18.8            52.0
      Finished goods                        30.5            27.8
                                        --------        --------
         Total inventories              $  111.8        $  146.7
                                        ========        ========

4.    BUSINESS SEGMENT INFORMATION

    Hussmann manages its business with separate senior management teams responsible for geographic regions. The following segments correspond to these geographic regions.

    The following tables present financial information for each of these business segments as of and for the six-months ended June 30, 1998 and 1997:

                                           SALES AND REVENUES                   OPERATING INCOME
                                         -------------------------         -------------------------
                                           1998             1997             1998             1997
                                         --------         --------         --------         --------
U.S. and Canada                          $  437.6         $  388.9         $   52.0         $   42.2
Europe                                       59.0             46.7             (2.1)            (6.3)
Other International                          74.4             41.9              6.0              2.9
Eliminations                                (32.2)           (28.1)              --               --
                                         --------         --------         --------         --------
  Total                                  $  538.8         $  449.4             55.9             38.8
                                         ========         ========
Corporate administrative expenses                                             (14.8)            (7.9)
                                                                           --------         --------
  Total operating income                                                   $   41.1         $   30.9
                                                                           ========         ========

5.    COMPREHENSIVE INCOME

    During the first quarter of 1998, Hussmann adopted SFAS No. 130, "Reporting Comprehensive Income" ("Statement No. 130"). Statement No. 130 requires the separate reporting of components of comprehensive income, as defined. This statement requires Hussmann to separately report the translation adjustments of SFAS No. 52, "Foreign Currency Translation" as a component of comprehensive income. Management has chosen, on an interim basis, to disclose the requirements of this statement within the notes to the consolidated financial statements. The foreign currency translation adjustment accounted for as a separate component of shareholders' equity was a loss of $2.2 million and $0.1 million for the three-month periods ended June 30, 1998 and 1997, respectively, and a loss of $3.7 million and $2.6 million for the six-months ended June 30, 1998 and 1997, respectively.

                  HUSSMANN INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

    In January 1998, the companies included in the accompanying consolidated financial statements became wholly-owned subsidiaries of Hussmann. On January 30, 1998, Hussmann was spun-off from Whitman and became an independent, publicly held company. The results for the three-month and six-month periods ended June 30, 1997 and for the six-month period ended June 30, 1998, are impacted by certain non-recurring items. The following tables provide a reconciliation of what management believes the operating results for such periods would have been if Hussmann had been an independent, publicly held company, excluding the impact of certain non-recurring items and including the impact of the borrowing under the five-year unsecured revolving credit facility entered into by the Company and Hussmann Corporation in January 1998 (the "Credit Facility"). Management believes the pro forma consolidated statements of operations provide a more meaningful presentation for purposes of analyzing the Company's operating results.


                  HUSSMANN INTERNATIONAL, INC. AND SUBSIDIARIES
                 PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                    FOR THE THREE-MONTHS ENDED JUNE 30, 1997
             (UNAUDITED; DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

---------------------------------------------------------------------------------------------------------------
                                                                                  PRO FORMA
                                                                 ACTUAL           ADJUSTMENTS        PRO FORMA
---------------------------------------------------------------------------------------------------------------
Sales and revenues                                             $    250.8            $  (0.2)d       $    250.6
Cost of goods sold                                                  202.4               (0.6)d            201.8
---------------------------------------------------------------------------------------------------------------

Gross profit                                                         48.4                0.4               48.8
Total selling, general, administrative and amortization
expenses                                                             27.1                1.2               28.3
---------------------------------------------------------------------------------------------------------------

Operating income                                                     21.3               (0.8)              20.5
Whitman charges                                                       7.1               (7.1)a               --
Total interest expense                                                4.9               (1.1)a,b            3.8
Other income, net                                                     0.5                 --                0.5
---------------------------------------------------------------------------------------------------------------

Income before income tax expense and
minority interests                                                    9.8                7.4               17.2
Income tax expense                                                    3.9                2.2 c              6.1
---------------------------------------------------------------------------------------------------------------
Net income before minority interests                                  5.9                5.2               11.1
Minority interests                                                   (0.2)                --               (0.2)
---------------------------------------------------------------------------------------------------------------
Net income                                                     $      5.7         $      5.2         $     10.9
===============================================================================================================

Pro forma shares outstanding - basic                                   --                 --             50,731
Pro forma basic earnings per share                                     --                 --         $     0.22
Pro forma shares outstanding - diluted                                 --                 --             51,159
Pro forma diluted earnings per share                                   --                 --         $     0.21
===============================================================================================================

(a) To eliminate the Whitman charges and interest paid to Whitman.

(b) To record interest expense on the funds borrowed under the Credit Facility. For pro forma purposes it was assumed that $240 million was borrowed at an interest rate of approximately 6.0%.

(c) To record the income tax effect of adjustments (a), (b) and (d).

(d) As part of Whitman, Hussmann accounted for its results for each period as of the fifteenth day of the month (e.g. Second quarter cut-off being June 15). As a separate, stand-alone company, Hussmann accounts for its results using the last day of each month. The sales and revenues and cost of goods sold pro forma adjustments reflect the adjustments necessary to present the results of operations through June 30, 1997.

    Pro forma basic earnings per share for the three-months and six-months ended June 30, 1997 were computed using the original shares issued upon the Spin-off of 50.7 million. Pro forma diluted earnings per share was computed using the aforementioned shares adjusted for the respective replacement options issued by Hussmann to supplement those granted by Whitman. The market price used was the initial trading price of Hussmann Common Stock on January 30, 1998 of $13.56.

                                                                         Periods
                                                                          Ended
                                                                       June 30, 1997
                                                                       -------------
Weighted average shares outstanding - basic                               50,731
Dilutive effect of stock options                                             428
                                                                          ------
Weighted average shares outstanding - diluted                             51,159
                                                                          ======

RESULTS OF OPERATIONS - THREE-MONTHS ENDED JUNE 30, 1998 COMPARED WITH PRO FORMA THREE-MONTHS ENDED JUNE 30, 1997

    Sales and Revenues. Sales and revenues for the three-months ended June 30, 1998 of $292.9 million were $42.3 million or 16.9% over the same period 1997 sales and revenues of $250.6 million. Sales and revenue increases in the United States, U.K., and Mexico drove the overall improvement. The following is a summarized analysis of the increase in sales and revenues (in millions).


--------------------------------------------------------------------------------
                                   1998 SALES                         % INCREASE
                                      AND           $ CHANGE          (DECREASE)
                                    REVENUES        FROM 1997         FROM 1997
--------------------------------------------------------------------------------
U.S. and Canada                     $  228.1         $   13.4              6.2%
Europe                                  36.3             11.4             45.8%
Other International                     45.1             19.8             78.1%
Eliminations                           (16.6)            (2.3)           (15.6)%
--------------------------------------------------------------------------------

Total                               $  292.9         $   42.3             16.9%
--------------------------------------------------------------------------------

    The 6.2% increase in sales and revenues in the U.S. and Canada was principally driven by continued strong U.S. supermarket case demand and the market reception of the IMPACT product line. The increase in sales and revenues in Europe of 45.8% was due to market demand and timing of orders with major customers in the U.K. The increase in sales and revenues of 78.1% or $19.8 million in Other International was principally due to increased sales in Mexico, which were $22.3 million above comparable 1997 results. Included in Mexico's results are the results of Industrias Gilvert (Gilvert), a fourth quarter 1997 acquisition which contributed $4.0 million in sales and revenues during the quarter ended June 30, 1998. Excluding Gilvert's results, Mexico's sales and revenues were favorably impacted by strong supermarket and export sales coupled with easy comparisons to a weak 1997 second quarter.

    Gross Profit. As a percent of sales and revenues, June 30, 1998 gross profit was 21.7% compared to 19.5% in 1997. Improved manufacturing efficiencies from higher production volume in nearly all operations contributed to the improvement. Mexico's favorable results were driven by strong sales in higher margin display case sales, bottle cooler exports, and a reduction in overall costs.

    SG&A Expenses. Selling, general, administrative and amortization ("SG&A") expenses increased 19.5% to $33.8 million during the three-months ended June 30, 1998. The increase in SG&A expenses is primarily due to costs associated with compensation expense to settle a Whitman stock incentive plan related to the Spin-off, a workers compensation credit received in the prior year, the impact of the Gilvert acquisition and the anticipated increase in the costs associated with the conversion to an integrated Company-wide information system.

    Operating Income. Operating income for the three-months ended June 30, 1998 of $29.8 million was 45.5% or $9.3 million greater than the same period in 1997. This increase was driven by increases in the U.S. and improved operations in the U.K. and Mexico. The increase in Europe was favorably impacted by the extensive restructuring of U.K. operations and the consolidation of sales and service branches in the second half of fiscal year 1997. Operating income for Other International operations of $4.5 million increased 95.5% over the 1997 operating income of $2.3 million. This increase is mainly attributable to the acquisition of Gilvert and strong volume sales in Mexico when compared to a weak second quarter 1997.

    Interest Expense. Interest expense of $4.9 million in the second quarter of 1998 increased $1.1 million or 29.3% from the same three-month period in 1997. This increase was primarily due to increased international borrowings to fund working capital requirements. For pro forma financial statement presentation it was assumed the amounts due to Whitman were replaced with $240.0 million in borrowings, which were outstanding for the period January 1, 1997 through the Spin-off (January 30, 1998). Pro forma interest expense was calculated using an assumed rate of approximately 6%.

    Income Tax Expense. Hussmann's effective income tax rate was 37.1% in the second quarter of 1998, or 1.5 points higher than the 1997 effective rate of 35.6%. The 1998 effective tax rate increased due to the increased level of earnings from U.S. operations in 1998, which typically have a higher effective tax rate than Hussmann's other operations, and the unfavorable impact of the hyper-inflationary accounting in Mexico.

RESULTS OF OPERATIONS - PRO FORMA SIX-MONTHS ENDED JUNE 30, 1998 COMPARED WITH PRO FORMA SIX-MONTHS ENDED JUNE 30, 1997

                  HUSSMANN INTERNATIONAL, INC. AND SUBSIDIARIES
                 PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                     FOR THE SIX-MONTHS ENDED JUNE 30, 1998
             (UNAUDITED; DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


-----------------------------------------------------------------------------------------------------------
                                                                                 PRO FORMA
                                                                 ACTUAL          ADJUSTMENTS     PRO FORMA
-----------------------------------------------------------------------------------------------------------
Sales and revenues                                             $    538.8        $       --      $    538.8
Cost of goods sold                                                  434.4                --           434.4
-----------------------------------------------------------------------------------------------------------
Gross profit                                                        104.4                --           104.4
Total selling, general, administrative and amortization
expenses                                                             63.3                --            63.3
-----------------------------------------------------------------------------------------------------------
Operating income                                                     41.1                --            41.1
Whitman charges                                                       1.5              (1.5)a            --
Total interest expense                                                9.4               0.1 a,b         9.5
Other income, net                                                     0.3                --             0.3
-----------------------------------------------------------------------------------------------------------
Income before income tax expense and minority
interests                                                            30.5               1.4            31.9
Income tax expense                                                   11.3               0.5 c          11.8
-----------------------------------------------------------------------------------------------------------
Net income before minority interests                                 19.2               0.9            20.1
Minority interests                                                    0.6                --             0.6
-----------------------------------------------------------------------------------------------------------
Net income                                                     $     19.8        $      0.9      $     20.7
-----------------------------------------------------------------------------------------------------------
Weighted average shares outstanding - basic                        50,872                            50,872
Basic earnings per share                                       $     0.39                        $     0.41
Weighted average shares outstanding - diluted                      52,147                            52,147
Diluted earnings per share                                     $     0.38                        $     0.40
-----------------------------------------------------------------------------------------------------------


(a) To eliminate the Whitman charges and interest paid to Whitman.

(b) For pro forma purposes it was assumed that $240 million was borrowed at an interest rate of approximately 6.0% for the period January 1, 1998 through the date of the Spin-off (January 30, 1998).

(c) To record the income tax effect of adjustments (a) and (b).

                  HUSSMANN INTERNATIONAL, INC. AND SUBSIDIARIES
                 PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                     FOR THE SIX-MONTHS ENDED JUNE 30, 1997
             (UNAUDITED; DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

--------------------------------------------------------------------------------------------------------------
                                                                                 PRO FORMA
                                                                 ACTUAL          ADJUSTMENTS        PRO FORMA
--------------------------------------------------------------------------------------------------------------
Sales and revenues                                             $    449.4        $     25.2         $    474.6
Cost of goods sold                                                  366.1              23.0              389.1
--------------------------------------------------------------------------------------------------------------
Gross profit                                                         83.3               2.2               85.5
Total selling, general, administrative and amortization
expenses                                                             52.4               2.8               55.2
--------------------------------------------------------------------------------------------------------------
Operating income                                                     30.9              (0.6)              30.3
Whitman charges                                                      14.2             (14.2)a               --
Total interest expense                                                9.5              (1.8)a,b            7.7
Other income, net                                                     0.9                --                0.9
--------------------------------------------------------------------------------------------------------------
Income before income tax expense and
minority interests                                                    8.1              15.4               23.5
Income tax expense                                                    3.1               5.2 c              8.3
--------------------------------------------------------------------------------------------------------------
Net income before minority interests                                  5.0              10.2               15.2
Minority interests                                                     --                --                 --
--------------------------------------------------------------------------------------------------------------
Net income                                                     $      5.0        $     10.2         $     15.2
--------------------------------------------------------------------------------------------------------------
Pro forma shares outstanding - basic                                   --                --             50,731
Pro forma basic earnings per share                                     --                --         $     0.30
Pro forma shares outstanding - diluted                                 --                --             51,159
Pro forma diluted earnings per share                                   --                --         $     0.29
--------------------------------------------------------------------------------------------------------------

    The 1997 pro forma adjustments include the items discussed above and adjustments to reflect the results of operations through June 30, 1997.

         Sales and Revenues. Sales and revenues for the six-months ended June 30, 1998 were $538.8 million or 13.5% over the comparable period of 1997. Improvements in the U.S., the U.K. and Mexico led the overall increase. The following is a summarized analysis of the increase in sales and revenues (in millions):

------------------------------------------------------------------------
                          1998 SALES                        % INCREASE
                              AND           $ CHANGE         (DECREASE)
                           REVENUES         FROM 1997        FROM 1997
------------------------------------------------------------------------
U.S. and Canada            $  437.6         $   24.5              5.9%
Europe                         59.0             12.3             26.3
Other International            74.4             32.5             77.5
Eliminations                  (32.2)            (5.1)              NM
------------------------------------------------------------------------
Total                      $  538.8         $   64.2             13.5%
------------------------------------------------------------------------

         For the six-months ended June 30, 1998, U.S. and Canada sales and revenues increased 5.9% principally due to a continued strong U.S. market and the reception of the IMPACT product line. Europe's sales and revenues increased 26.3% primarily as a result of market demand and timing of orders with major customers in the U.K. and the comparison to a weak first half 1997 attributed to start-up delays at the Milton Keynes, U.K. plant.

         Other International sales and revenues increased 77.5% over the comparable 1997 period. The majority of this increase was derived from Hussmann's Mexican operations where sales and revenues increased 116.5% or $31.1 million. Mexico's increased sales and revenues resulted from strong market demand from supermarket customers and export sales. Mexico's sales and revenues also benefited from the fourth quarter 1997 acquisition of Gilvert. The acquisition of Gilvert increased 1998 revenues by approximately $7.0 million. Mexico's significant increase over the prior year also relates to relatively weak sales in the first half of 1997 caused by lower capital spending by domestic supermarket customers.

        Gross Profit. As a percentage of sales and revenues, year-to-date gross profit in 1998 increased 1.4 points to 19.4%. The gross profit increases were achieved in the U. S. and Canada and in Other International. The increase in U.S. and Canada is mainly derived from the increased volume and other manufacturing efficiencies in the Bridgeton, Missouri facility, caused by continued strong supermarket demand. The increase in Other International is mainly driven by Mexico's results for the six-month period ended June 30, 1998. An acquisition, stronger export and domestic supermarket sales, and cost reductions accounted for Mexico's 1998 improvement.

         SG&A Expenses. Total SG&A expenses of $63.3 million for the six-months ended June 30, 1998 were 14.7% higher than the comparable period in 1997. The increase in SG&A over 1997 results was mainly attributable to the recognition of compensation expense for a Whitman incentive plan related to the Spin-off, a workers compensation credit received in the prior year, the impact of the Gilvert acquisition, and the anticipated increase in costs associated with the implementation of a Company-wide information system.

         Operating Income. Operating income of $41.1 million increased 35.7% from the $30.3 million recorded during the six-months ended June 1997. U.S. and Canada operating income of $52.0 million was $8.1 million or 18.3% more than 1997 operating income of $44.0 million. This increase was primarily the result of strong volume growth, gross profit improvements and leverage over SG&A costs. The Company's 1998 results were favorably impacted by the improvements in the U.K., which still showed an operating loss of $2.1 million. Operating income in the U.K. improved due to the extensive restructuring of its operations and the consolidation of sales and service branches which took place in the second half of fiscal year 1997. The increase in operating income for Other International operations was primarily due to Mexico's $7.0 million increase in operating income over the six-months ended June 30, 1997.

         Interest Expense. Interest expense of $9.5 million increased $1.8 million or 24.0% from pro forma 1997 amounts primarily due to additional international borrowings, mainly to fund working capital increases, and higher interest rates during 1998 compared to the rate used in the 1997 pro forma consolidated statement of operations.

         Income Tax Expense. Hussmann's effective income tax rate was 37.1% in 1998, or 1.7 points higher than the 1997 effective rate of 35.4%, principally due to the increased level of earnings in the Company's U.S. operations, which typically have a higher effective tax rate than other Company operations, the impact of the hyper-inflationary accounting in Mexico, and the impact of the tax basis adjustment of certain depreciable assets in Mexico during 1997.

        LIQUIDITY, FINANCIAL CONDITION AND CAPITAL RESOURCES - ACTUAL SIX-MONTHS ENDED JUNE 30, 1998 VS. ACTUAL SIX-MONTHS ENDED 1997 RESULTS

         Cash Flows from Operations. Historically, Hussmann's cash flows from operations have been substantially affected by the allocations from Whitman of its expenses to its operating subsidiaries. These charges were $1.5 and $14.2 million for the six-months ended June 30, 1998 and 1997, respectively.

         Hussmann used net cash from operations of $26.8 million in 1998 compared to its operations providing cash of $8.9 million in 1997. The use of cash was principally caused by the increase in working capital demands (increase in receivables and decreases in payables), mainly internationally. The increase in accounts receivable and decrease in inventory from December 15, 1997 was due to the significant level of sales volume in the last two weeks of June 1998, in the U.S.

         Cash Flows from Investing Activities. Net cash used in investing activities was $15.0 million and $28.5 million during the six-months ended June 30, 1998 and 1997, respectively. Capital investments of $15.4 million were the main component of the investing activity during 1998. During the six-months ended June 30, 1997 the Company made $16.4 million in capital investments and acquired Fast Frio in Brazil, with a net cash outlay of $12.4 million.

        Cash Flows from Financing Activities. Net cash provided by financing activities was $30.7 million during the six-months ended June 30, 1998 compared to $12.9 million for the same period in 1997. For 1998, the proceeds from the Credit Facility were used to settle the Company's obligations to Whitman. In January 1998, Hussmann paid approximately $221.7 million to settle its obligations with Whitman which included a dividend of approximately $81.0 million. Additionally, in June 1998, Hussmann issued $125.0 million of 6.75% senior notes due 2008. The net proceeds from the issue were used to pay down the Credit Facility. By comparison, in 1997, Hussmann generated cash from financing activities of $12.9 million due to improved cash flows resulting from higher sales volumes and improved working capital management.

    In January 1998, Hussmann and Hussmann Corporation entered into the Credit Facility with a syndicate of commercial banks and financial institutions that enables Hussmann and Hussmann Corporation to borrow funds at variable interest rates on a revolving credit basis up to an aggregate principal amount of $350.0 million. Hussmann Corporation borrowed $270.0 million under the Credit Facility in January 1998, of which approximately $240.0 million was paid to Whitman, which includes the payments discussed above. At June 30, 1998, $116.0 million was outstanding under the Credit Facility.

    On May 19, 1998, Hussmann filed with the Securities and Exchange Commission a registration statement on Form S-3 to register $250.0 million principal amount of debt securities. On June 2, 1998, Hussmann issued $125.0 million of its 6.75% senior notes due 2008. The net proceeds from the sale were used to pay down amounts borrowed under the Credit Facility.

    Hussmann management believes cash flows from operations, unused amounts available under its Credit Facility and the debt registration, and its access to capital markets, if needed, will be sufficient to satisfy Hussmann's future working capital, capital investment, acquisition and other financing requirements for the foreseeable future. Management believes Hussmann will be able to access capital markets on terms satisfactory to Hussmann, although there can be no assurance that will be the case.

    Non-U.S. Operations. The most significant non-U.S. operations are located in Canada, Mexico and the U.K., with smaller operations located in, among other countries, Brazil, Chile, China and Singapore. Because the majority of Hussmann's non-U.S. entities conduct business in their respective local currencies, Hussmann is subject to foreign currency risks when translating its non-U.S. entity financial statements into U.S. dollars for financial reporting purposes. In addition to foreign currency translation risks faced by Hussmann, other risks associated with non-U.S. operations include the potential for restrictive actions taken by host country governments, risks relating to non-U.S. economic and political conditions, and risks relating to limits on the transfer of funds from non-U.S. entities to Hussmann. Hussmann does not currently use foreign currency risk management instruments to manage its exposure to changes in currency exchange rates.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued its Statement No. 133, "Accounting for Derivatives and Similar Financial Instruments and for Hedging Activities" ("Statement No. 133"). Statement No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Statement No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management is currently assessing the effects of this statement on the Company's consolidated financial statements and notes thereto. However, given the Company's current policy regarding foreign currency risk management instruments and other hedging activities, management does not believe Statement No. 133 will have a significant impact on Hussmann's consolidated results of operations, financial condition or on its cash flows.

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

OTHER

  The reconfiguration of the Bridgeton plant and the plant consolidation of the production of refrigeration systems, discussed in previous filings with the Securities and Exchange Commission, remain on schedule. The Atlanta plant is scheduled to open during the third quarter of 1998, Bridgeton refrigeration production is scheduled to close during the fourth quarter of 1998 and the new Bridgeton case line is scheduled to begin production during the second or third quarter of 1999. Due to construction problems encountered in Mexico, Hussmann anticipates the construction of the leased facility in Toluca, Mexico to be completed and production to begin in the second quarter of 1999.

  Hussmann may continue to repurchase Hussmann Common Stock from time-to-time to offset dilution resulting from the exercise of stock options in accordance with the common stock repurchase plan approved by the Board of Directors.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

    The following information is reported pursuant to Item 701(f) of Regulation S-K:

    The Company filed a shelf registration statement on Form S-3 which became effective on May 29, 1998 (Registration No. 333-52987) for the offering of $250.0 million principal amount of debt securities of the Company ("Debt

Securities"). On June 2, 1998, the Company issued $125.0 million principal amount of the Company's 6.75% senior notes due 2008 ("Notes"). The price of the Notes to the public was $124.9 million.

    The Company paid fees, expenses and underwriting discounts of approximately $1.2 million in connection with the issuance of the Notes. None of the payments made was a direct or indirect payment to a director, officer, general partner or person owning more than 10% of Hussmann Common Stock. The net offering proceeds to the Company after total expenses were $123.7 million. All of the net proceeds were used to repay borrowings incurred under the Credit Facility.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

               Not applicable.

                           PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION.

    The Year 2000 ("Y2K") issue refers to the inability of a computer program to recognize a two-digit date sensitive field as the year 2000, and thus could result in system failure or miscalculations causing disruptions to operations, including manufacturing, a temporary inability to process transactions, send invoices, or engage in other normal business activities.

    The Company has assessed its Y2K issue as it relates to information technology ("IT") and has determined it may be required to modify or upgrade certain portions of its software so that its computer systems will be able to function properly beyond December 31, 1999. The Company plans to use both internal and external resources to complete Y2K reprogramming, software upgrades and testing. The plan anticipates completion of the Y2K reprogramming and testing by June 30, 1999. To date, the Company has incurred approximately $1.0 million related to the Y2K remedial work and does not anticipate the remaining Y2K remedial work, to be incurred over the next 12 months, to have a material adverse effect on Hussmann's results of operations, financial condition or cash flow.

    The Company is in the midst of addressing its non-IT Y2K issues, including contingencies to address unforeseen problems. Management is reviewing products sold and service contracts entered into to determine what exposure, if any, the Company has in this area. Based upon results of reviews performed to date, management does not believe its exposure to non-IT Y2K issues to be material.

    The expected costs of the projects and the date on which Hussmann plans to complete all of the Y2K work are based on management's best estimates, which were derived from numerous assumptions about future events, including the availability of certain resources, third-party modification plans, and other factors. However, there can be no guarantee these estimates will be achieved and actual results could differ materially from those plans. Certain of these non-IT Y2K issues have far reaching implications, some of which cannot be anticipated or predicted with any degree of certainty. Specific factors that might cause material differences include, but are not limited to, the availability and cost of personnel trained in this area and the ability to identify and correct all relevant computer codes.

SAFE HARBOR STATEMENT

    Hussmann has made and will make certain forward-looking statements in its reports filed with the Securities and Exchange Commission, reports to shareholders and in certain other contexts relating to future revenues, costs, expenses, production schedules, profitability, financial resources, and the Y2K issue, among others. These statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management's beliefs and assumptions using information currently available. Accordingly, Hussmann's actual results may differ materially from those projected, expressed or implied in such forward-looking statements due to known and unknown risks and uncertainties that exist in Hussmann's operations and business environment, including, among other factors: the failure by Hussmann to produce anticipated cost savings or improve productivity, the timing and magnitude of capital investments, economic and market conditions in the U.S. and worldwide; currency exchange rates; changes in customer spending levels and demand for new products; cost and availability of raw materials; the continuation of growth in significant developing markets such as Mexico, China and South America; overall competitive activities, failure of the Company, its suppliers or vendors to achieve Y2K compliance in a timely manner and other risks described in the Company's filings with the Securities and Exchange Commission, including the report on Form 10-K for the year ended December 31, 1997 and the report on Form 10-Q for the quarter ended March 31, 1998.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

a)    Exhibits

Exhibit
Number             Exhibit
------             -------
     27            Financial Data Schedule
                   (filed electronically with the SEC only)


b)    Reports on Form 8-K

    On May 27, 1998, Hussmann filed a current report on Form 8-K dated May 15, 1998 relating to amendment of the Credit Agreement dated as of January 23, 1998 among Hussmann, Hussmann Corporation and various financial institutions (the "Credit Facility"). The Form 8-K reported the following items:

    Item 5 (Other Events) to report the amendment and incorporate the amended Credit Facility attached as an Exhibit to the Form 8-K.

    Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) to furnish as an exhibit the Credit Facility and the First Amendment thereto dated as of May 29, 1998.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             HUSSMANN INTERNATIONAL, INC.


                                             /s/ Michael D. Newman
                                             -----------------------------------
                                             Michael D. Newman
                                             Senior Vice President
                                             and Chief Financial Officer
                                             (as duly authorized officer
                                             and principal financial
Dated: August 14, 1998                       officer of the registrant)