Form 10-Q
period 1998-09-30
HUSSMANN INTERNATIONAL INC
filed 1998-11-13
CIK 1046128

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended SEPTEMBER 30, 1998

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from____________to__________

     Commission file number: 01-13407

                          HUSSMANN INTERNATIONAL, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                    43-1791715
       (State or other jurisdiction of              (I.R.S. Employer incorporation
------------------------------------------------------------------------------------------------------------
              or organization)                            Identification No.)

12999 ST. CHARLES ROCK ROAD, BRIDGETON, MISSOURI              63044-2483
(Address of principal executive offices)                      (Zip Code)
------------------------------------------------------------------------------------------------------------

                                 (314) 291-2000

              (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        COMMON STOCK OUTSTANDING AT SEPTEMBER 30, 1998: 50,989,000 SHARES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                  HUSSMANN INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (Unaudited; Dollars in millions, except per share data)

                                                       THREE-MONTHS ENDED                      NINE-MONTHS ENDED
                                                          SEPTEMBER 30,                          SEPTEMBER 30,
                                             --------------------------------------   ----------------------------------
                                                    1998                1997               1998               1997
                                             ------------------  ------------------   ------------------ ---------------
Sales and revenues                              $      333.2        $    283.8            $     872.0       $    733.2
Cost of goods sold                                     257.9             221.2                  692.3            587.3
                                                ------------        ----------            -----------       ----------

Gross profit                                            75.3              62.6                  179.7            145.9

SG&A expenses                                           33.5              30.6                   96.3             82.2
Amortization expense                                     0.2               0.5                    0.8              1.3
Non-recurring charges                                     --              30.7                     --             30.7
                                                ------------        ----------            -----------       ----------


Operating income                                        41.6               0.8                   82.6             31.7

Whitman charges                                           --               7.1                    1.5             21.3

Interest expense:
  Whitman                                                 --               4.1                    1.0             13.1
  Other                                                  5.9               0.5                   14.2              1.0
                                                ------------        ----------            -----------       ----------

   Total interest expense                                5.9               4.6                   15.2             14.1

Other income (expense), net                             (2.7)              0.3                   (2.4)             1.2
                                                ------------        ----------            ------------      ----------

Income (loss) before income tax expense
  and minority interests                                33.0             (10.6)                  63.5             (2.5)

Income tax expense                                      13.0               5.3                   24.3              8.4
                                                ------------        ----------            -----------       ----------

Net income (loss) before minority interests             20.0             (15.9)                  39.2            (10.9)

Minority interests                                       0.2                --                    0.9               --
                                                ------------        ----------            -----------       ----------

Net income (loss)                               $       20.2        $    (15.9)           $      40.1       $    (10.9)
                                                ============        ==========            ===========       ==========

Weighted average shares - Basic                   50,867,000                --             50,870,000               --

Basic earnings per share                        $       0.40                --            $      0.79               --

Weighted average shares - Diluted                 52,051,000                --             52,156,000               --

Diluted earnings per share                      $       0.39                --            $      0.77               --



See accompanying notes to consolidated financial statements.

                 HUSSMANN INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    (Dollars in millions, except share data)

                                                                   (UNAUDITED)
                                                                   SEPTEMBER 30,       DECEMBER 31,
                                                                       1998                1997
                                                                   -----------         -----------
                ASSETS
                Current assets:
                     Cash and cash equivalents                       $  44.2             $  38.4
                     Receivables, net                                  295.9               208.8
                     Inventories                                       102.0               146.7
                     Other current assets                                6.8                 7.4
                                                                     -------             -------
                          Total current assets                         448.9               401.3
                Property and equipment, net                            167.0               159.9
                Goodwill, net                                           24.2                25.1
                Other assets                                            32.6                27.7
                                                                     -------             -------
                          Total assets                               $ 672.7             $ 614.0
                                                                     =======             =======

                LIABILITIES AND EQUITY
                Current liabilities:
                     Short-term debt and
                        current portion long-term debt               $  13.5             $   6.2
                     Accounts payable                                  138.8               126.8
                     Income taxes payable                                9.8                14.2
                     Accrued expenses                                   74.5                74.6
                                                                     -------             -------
                          Total current liabilities                    236.6               221.8
                Loans and advances - Whitman                              --               173.8
                Long-term debt                                         236.2                 3.2
                Other liabilities                                       27.9                28.6
                                                                     -------             -------
                          Total liabilities                            500.7               427.4
                                                                     -------             -------
                Shareholders' equity:
                     Preferred stock, $.001 par value,
                          20,000,000 shares authorized, none
                          issued or outstanding                           --                  --
                     Common stock, $.001 par value, 150,000,000
                          shares authorized, 50,989,000 shares
                          issued and outstanding                         0.1                  --
                     Additional paid-in capital                         89.6                52.3
                     Retained earnings                                 144.0               188.1
                     Cumulative translation adjustment                 (57.7)              (53.8)
                     Treasury stock, at cost: 242,716 shares            (4.0)                 --
                                                                     -------             -------
                          Total shareholders' equity                   172.0               186.6
                                                                     -------             -------
                          Total liabilities and shareholders'        $ 672.7             $ 614.0
                          equity                                     =======             =======


See accompanying notes to consolidated financial statements.

                  HUSSMANN INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Unaudited; Dollars in millions)

                                                                                      NINE-MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                -------------------------

                                                                                    1998          1997
                                                                                ------------  -----------
           Cash flows from operating activities:
                Net income (loss)                                               $   40.1     $  (10.9)
                Adjustments to reconcile net income (loss) to net cash
                     provided by operating activities:
                         Depreciation and amortization                              17.4         17.1
                         Non-recurring charges                                       --          30.7
                         Changes in assets and liabilities,
                              exclusive of acquisitions:
                                   Receivables                                     (78.5)         6.6
                                   Inventories                                      47.1        (11.4)
                                   Accounts payable                                  1.0          7.6
                                   Income taxes payable                             (4.3)        (5.4)
                                   Accrued expenses                                 (5.3)         5.2
                                   Other                                             2.8         (8.9)
                                                                                --------     --------
           Net cash provided by operating activities                                20.3         30.6
                                                                                --------     --------

           Cash flows from investing activities:
                Capital investments                                                (22.2)       (25.7)
                Companies acquired, net of cash                                     (3.4)       (12.4)
                Other                                                                0.5          0.4
                                                                                --------     --------
           Net cash used in investing activities                                   (25.1)       (37.7)
                                                                                --------     --------

           Cash flows from financing activities:
                Net increase in short-term debt                                      7.3          1.3
                Settlement of Whitman obligations, net                            (221.7)          --
                Net increase in loans and advances - Whitman                         --         (12.7)
                Proceeds from issuance of long-term debt                           425.8           --
                Principal payments on long-term debt                              (192.8)          --
                Dividends paid                                                      (2.0)        (2.2)
                Acquisition of treasury stock                                       (4.0)          --
                                                                                --------     --------
           Net cash provided by (used in) financing activities                      12.6        (13.6)
                                                                                --------     --------

           Effects of exchange rate changes on cash and cash equivalents            (2.0)        (0.5)
                                                                                --------     --------
           Net change in cash and cash equivalents                                   5.8        (21.2)
           Cash and cash equivalents as of beginning of period                      38.4         47.1
                                                                                --------     --------
           Cash and cash equivalents as of end of period                        $   44.2     $   25.9
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

    Except for the three-month period ended September 30, 1998, the accompanying unaudited financial statements present the operations of Hussmann, which was composed of wholly-owned subsidiaries of Whitman, including Hussmann Corporation and its wholly-owned subsidiaries and other Hussmann companies owned by Whitman but directly managed by Hussmann. In January 1998, the companies included in these financial statements became wholly-owned subsidiaries of Hussmann. Prior to the formation of Hussmann, the historical financial statements were combined for financial reporting purposes. For all periods presented herein, the financial statements will be referred to as consolidated financial statements.

    The accompanying unaudited consolidated financial statements, in the opinion of management, include all adjustments (consisting of normal, recurring items) necessary to present fairly Hussmann's consolidated financial position and results of its operations and cash flows for the periods presented. The unaudited consolidated financial statements are presented in accordance with requirements of Regulation S-X and consequently do not include all disclosures required by generally accepted accounting principles. Results of operations for the three-month and nine-month periods ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

    Certain prior year amounts presented in the accompanying consolidated financial statements have been reclassified to conform to current year presentation.

2. EARNINGS PER SHARE

    Hussmann adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" ("Statement No. 128"), during the first quarter of 1998. In accordance with Statement No. 128, basic earnings per share is calculated using the weighted average number of shares of Hussmann Common Stock outstanding during the period. Diluted earnings per share is calculated using the weighted average number of shares of Hussmann Common Stock outstanding during the period plus shares issuable upon the assumed exercise of dilutive common stock options by using the treasury stock method. Although the Spin-off did not occur until January 30, 1998, for purposes of presentation, Hussmann has calculated earnings per share on a pro forma basis assuming the Spin-off occurred at January 1, 1998, for both basic and diluted earnings per share.

    The numbers of shares of Hussmann Common Stock used in the calculations of earnings per share for the three-month and nine-month periods ended September 30, 1998, are as follows (in thousands):

                                                                             THREE-         NINE-
                                                                             MONTHS         MONTHS
                                                                             ENDED          ENDED
                                                                           ---------       ---------

                         Weighted average shares outstanding - basic        50,867          50,870
                         Dilutive effect of stock options                    1,184           1,286
                                                                           -------         -------
                         Weighted average shares outstanding - diluted      52,051          52,156
                                                                           =======         =======

    Options to purchase 519,000 shares of Hussmann Common Stock at $17.94 per share were outstanding during the three-months and nine-months ended September 30, 1998, but were not included in the computation of diluted earnings per share, for the respective periods, due to the exercise price of these options being greater than the average market price of Hussmann Common Stock. These options expire in 2008.

3. INVENTORIES

    Inventories consist of the following:

                                                      SEPTEMBER 30,     DECEMBER 31,
                                                          1998             1997
                                                        --------         --------

               Raw materials and work in process       $    69.0         $   118.9
               Finished goods                               33.0              27.8
                                                       ---------         ---------
                  Total inventories                    $   102.0         $   146.7
                                                       =========         =========

4. BUSINESS SEGMENT INFORMATION

    Hussmann manages its business with separate senior management teams responsible for geographic regions. The following segments correspond to these geographic regions.

    The following tables present financial information for each of these business segments as of and for the nine-months ended September 30, 1998 and 1997:

                                                        SALES AND REVENUES          OPERATING INCOME
                                                   ---------------------------  ------------------------
                                                      1998           1997          1998         1997
                                                      ----           ----       ----------   ---------

         U.S. and Canada                            $ 692.8        $ 605.4      $  94.7        $ 73.5
         Europe                                        93.8           78.5         (1.6)         (5.8)
         Other International                          126.2           80.8         12.4           7.8
         Eliminations                                 (40.8)         (31.5)          --            --
                                                    -------        -------      -------         -----
           Total                                    $ 872.0        $ 733.2        105.5          75.5
                                                    =======        =======
         Corporate administrative  expenses                                        22.9          13.1
         Non-recurring expenses                                                      --          30.7
                                                                                -------        ------
           Total operating income                                               $  82.6        $ 31.7
                                                                                =======        ======

5. COMPREHENSIVE INCOME

     During the first quarter of 1998, Hussmann adopted SFAS No. 130, "Reporting Comprehensive Income" ("Statement No. 130"). Statement No. 130 requires the separate reporting of components of comprehensive income, as defined. This statement requires Hussmann to separately report the translation adjustments of SFAS No. 52, "Foreign Currency Translation" as a component of comprehensive income. Management has chosen, on an interim basis, to disclose the requirements of this statement within the notes to the consolidated financial statements. The Company's comprehensive income (loss) for the three-months and nine-months ended September 30, 1998 and 1997 consists of the following:


                                                           Three-months ended         Nine-months ended
                                                              September 30,               September 30,
                                                              -------------               -------------

                                                             1998       1997       1998        1997
                                                             ----       ----       ----        ----

Net income (loss)                                            $20.2      $(15.9)    $40.1       $(10.9)
Foreign currency translation gain (loss)                      (0.2)       (1.1)     (3.9)        (3.7)
                                                             -----      ------     -----       ------
Comprehensive income (loss)                                  $20.0      $(17.0)    $36.2       $(14.6)
                                                             =====      =======    =====       =======

                                       6

6.  BUSINESS COMBINATION

    On August 17, 1998, Hussmann acquired a 65% interest in McAlpine Refrigeration Ltd. and Triangle Refrigeration (Australia) Pty. Limited collectively referred to as McAlpine Investments Ltd. ("MIL"). MIL consists of two operating companies engaged in the sale, installation, manufacture and service of commercial refrigeration products for the retail food industries in New Zealand, Australia and various island nations throughout the South Pacific. MIL has been an independent distributor and licensee of the Company for several years.

    The Company paid approximately $3.5 million in cash for its 65% interest. The purchase price was based on arm's-length negotiations and was paid from cash-on-hand. The acquisition of MIL will be accounted for using the purchase method of accounting, and accordingly, the purchase price will be allocated to the assets acquired and the liabilities assumed based upon their estimated fair market values. This allocation process will be completed during the fourth quarter of 1998. The Company does not anticipate the actual allocation to differ significantly.

     The unaudited pro forma combined results, as if MIL had been acquired at the beginning of fiscal year 1998 and 1997, respectively, are estimated to be:

                  ($ in millions, except per share data)                      Nine Months Ended
                                                                                September 30,
                                                                                -------------
                                                                              1998          1997
                                                                              ----          ----

                    Sales and revenues                                     $ 914.8         $ 787.3
                    Net income                                             $  38.2         $ (12.1)
                    Net income per share
                      Basic                                                $   0.75             --
                      Diluted                                              $   0.73             --



                  HUSSMANN INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

    In January 1998, the companies included in the accompanying consolidated financial statements became wholly-owned subsidiaries of Hussmann. On January 30, 1998, Hussmann was spun-off from Whitman and became an independent, publicly held company. The results for the three-month and nine-month periods ended September 30, 1997, and for the nine-month period ended September 30, 1998, are impacted by certain non-recurring items. The pro forma consolidated statements of operations included within Management's Discussion and Analysis provide a reconciliation of what management believes the operating results for such periods would have been if Hussmann had been an independent, publicly held company, excluding the impact of the restructuring of certain operations and other non-recurring items and including the impact of the borrowing under the five-year unsecured revolving credit facility entered into by the Company in January 1998 (the "Credit Facility"). Management believes the pro forma consolidated statements of operations provide a more meaningful presentation for purposes of analyzing the Company's operating results.

                  HUSSMANN INTERNATIONAL, INC. AND SUBSIDIARIES
                 PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                    FOR THE THREE-MONTHS ENDED SEPTEMBER 30,
             (Unaudited; Dollars in Millions, Except per share data)


                                                                    SEPTEMBER 30, 1997
                                                    ----------------------------------------------------  1998 ACTUAL/
                                                      ACTUAL           ADJUSTMENTS         PRO FORMA       PRO FORMA
                                                     --------          -----------         ----------     -----------
    Sales and revenues                                $ 283.8            $   7.5  (a)      $  291.3         $  333.2
    Cost of goods sold                                  221.2                6.2  (a)         227.4            257.9
                                                      -------            -------           --------         --------

    Gross profit                                         62.6                1.3               63.9             75.3
    Total SG&A expenses                                  31.1                2.4  (b)          33.5             33.7
    Non-recurring expenses                               30.7              (30.7) (c)          --               --
                                                      -------            -------           --------         --------

    Operating income                                      0.8               29.6               30.4             41.6
    Whitman charges                                       7.1               (7.1) (d)          --               --
    Total interest expense                                4.6               (0.8) (d)(e)        3.8              5.9
    Other income (expense), net                           0.3                 --                0.3             (2.7)
                                                      -------            -------           --------         --------

    Income (loss) before income tax expense
      and minority interests                            (10.6)              37.5               26.9             33.0
    Income tax expense                                    5.3                4.3  (f)           9.6             13.0
                                                      -------            -------           --------         --------

    Net income (loss) before minority interests         (15.9)              33.2               17.3             20.0
    Minority interests                                    --                 --                 --               0.2
                                                      -------            -------           --------         --------

    Net income (loss)                                 $ (15.9)           $  33.2           $   17.3         $   20.2
                                                      =======            =======           ========         ========

    Pro forma shares outstanding - basic (000's)           --                 --             50,731           50,867
    Pro forma basic earnings per share                     --                 --           $   0.34         $   0.40
    Pro forma shares outstanding - diluted (000's)         --                 --             51,159           52,051
    Pro forma diluted earnings per share                   --                 --           $   0.34         $   0.39



(a) As part of Whitman, Hussmann accounted for its results for each period as of the fifteenth day of the month (e.g. third quarter cut-off being September 15). As a separate, stand-alone company, Hussmann accounts for its results using the last day of each month. The sales and revenues and cost of goods sold pro forma adjustments reflect the adjustments necessary to present the results of operations through September 30, 1997.

(b) To record the estimated additional administrative expenses that would have been incurred by Hussmann as a publicly held, independent company.

(c) To eliminate restructuring and certain non-recurring charges related to the recognition of goodwill impairment and the closure of sales and service branches in the U.K.

(d)  To eliminate the Whitman charges and interest paid to Whitman.

(e) To record interest expense on the funds borrowed under the Credit Facility. For pro forma purposes it was assumed that $240 million was borrowed at an interest rate of approximately 6.0%.

(f)  To record the income tax effect of the above adjustments.

    Pro forma basic earnings per share for the three-months and nine-months ended September 30, 1997, were computed using the original number of shares issued upon the Spin-off of 50.7 million. Pro forma diluted earnings per share were computed using the aforementioned shares adjusted for the respective replacement options issued by Hussmann to supplant those granted by Whitman. The market price used was the initial trading price of Hussmann Common Stock on January 30, 1998, of $13.56.


                                                                            PERIODS ENDED
                                                                         SEPTEMBER 30, 1997
                                                                         ------------------
                      Weighted average shares outstanding - basic                50,731
                      Dilutive effect of stock options                              428
                                                                                 ------
                      Weighted average shares outstanding - diluted              51,159
                                                                                 ======

RESULTS OF OPERATIONS - THREE-MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH PRO FORMA THREE-MONTHS ENDED SEPTEMBER 30, 1997

    SALES AND REVENUES. Sales and revenues for the three-months ended September 30, 1998 of $333.2 million were $41.9 million or 14% over the same period 1997 sales and revenues of $291.3 million. This increase is primarily the result of higher sales and revenues in the United States, Mexico and the U.K., detailed in the table below by business segment (in millions).



                                                1998 SALES                            % INCREASE
                                                     AND            $ CHANGE           (DECREASE)
                                                  REVENUES          FROM 1997           FROM 1997
                                                ----------        -----------        ------------


                          U.S. and Canada          $255.2           $30.3                 13.5%
                          Europe                     34.8             3.0                  9.4%
                          Other International        51.8            12.9                 33.2%
                          Eliminations               (8.6)           (4.3)                  NM
                                                   ------           -----
                          Total                    $333.2           $41.9                 14.4%
                                                   ======           =====

    The 13.5% increase in sales and revenues in the U.S. and Canada was related to more volume principally driven by continued strong U.S. supermarket display case demand and the market reception of the IMPACT product line. The increase in sales and revenues in Europe of 9.4% was due to market demand and timing of orders with major customers in the U.K. The increase in sales and revenues of 33.2% or $12.9 million in Other International was principally due to increased sales in Mexico, which were $6.2 million above comparable 1997 results. Included in Mexico's results are the results of Industrias Gilvert ("Gilvert"), a fourth quarter 1997 acquisition which contributed $4.7 million in sales and revenues during the quarter ended September 30, 1998. Excluding Gilvert's results, Mexico's sales and revenues were favorably affected by strong supermarket and export sales. Other International sales and revenues were also benefited by the acquisition of MIL in August of 1998. The acquisition added approximately $8.9 million in sales and revenues. These increases were partially offset by reduced sales and revenues in Asia and Chile.

    GROSS PROFIT. As a percent of sales and revenues, September 30, 1998 gross profit was 22.6% compared to 21.9% in 1997. Improved manufacturing efficiencies from higher production volume in nearly all operations and a favorable environment for purchased material contributed to the improvement. Improvements in Other International were driven by Mexico's strong sales in higher margin display case sales, bottle cooler exports, and a reduction in overall costs.

    SG&A EXPENSES. Selling, general, administrative and amortization ("SG&A") expenses of $33.7 million were basically flat compared to the three-months ended September 30, 1997 due to a Company-wide cost containment program. Increases in SG&A costs relate to the acquisition of Gilvert of which increases were partially offset by a decrease in SG&A costs resulting from the restructuring in the U.K.

    OPERATING INCOME. Operating income for the three-months ended September 30, 1998 of $41.6 million was 36.3% or $11.2 million greater than the same period in 1997. This increase was driven by higher U.S. volume, substantial overall improvements in manufacturing efficiencies, flat to slightly lower fixed manufacturing costs and a decrease in the cost of materials. The increase in operating income was also driven by improved operations in the U.K. and Mexico, partially offset by losses in Chile and Asia. Savings from the extensive restructuring of U.K.'s operations and the consolidation of sales and service branches in the second half of 1997 led to improved profitability. Operating income for Other International operations was $6.4 million, an increase of 30.6% over the 1997 operating income of $4.9 million. This increase is mainly attributable to the acquisition of Gilvert and continued strong sales volume in Mexico.

    INTEREST EXPENSE. Interest expense of $5.9 million in the third quarter of 1998 increased $2.1 million or 55.2% from the same three-month period in 1997. This increase was primarily due to increased international borrowings at higher interest rates and the timing of cash flow. For pro forma financial statement presentation it was assumed the amounts due Whitman were replaced with $240.0 million in borrowings, which were outstanding for the period January 1, 1997, through the Spin-off (January 30, 1998). Pro forma interest expense was calculated using an assumed rate of approximately 6%.

    INCOME TAX EXPENSE. Hussmann's effective income tax rate was 39.3% in the third quarter of 1998, or 3.8 points higher than the 1997 effective rate of 35.5%. The 1998 effective tax rate increased due to the increased level of earnings from U.S. operations in 1998 (which typically have a higher effective tax rate), revised estimates of pre-tax earnings in several of the Company's foreign locations that have significantly lower rates than the other locations, and the unfavorable impact of the hyper-inflationary accounting in Mexico.

RESULTS OF OPERATIONS - PRO FORMA NINE-MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH PRO FORMA NINE-MONTHS ENDED SEPTEMBER 30, 1997

                  HUSSMANN INTERNATIONAL, INC. AND SUBSIDIARIES
                 PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                  FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 1998
             (UNAUDITED; DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                                      PRO FORMA
                                                                      ACTUAL         ADJUSTMENT       PRO FORMA
                                                                      ------         ----------       ---------

        Sales and revenues                                           $  872.0         $     --         $  872.0
        Cost of goods sold                                              692.3               --            692.3
                                                                     --------         --------         --------

        Gross profit                                                    179.7               --            179.7
        Total SG&A expenses                                              97.1               --             97.1
                                                                     --------         --------         --------

        Operating income                                                 82.6               --             82.6
        Whitman charges                                                   1.5             (1.5)(a)           --
        Total interest expense                                           15.2              0.1(a)(b)       15.3
        Other income (expense), net                                      (2.4)              --             (2.4)
                                                                     ---------        --------         ---------

        Income before income tax expense and minority interests          63.5              1.4             64.9
        Income tax expense                                               24.3              0.5(c)          24.8
                                                                     --------         ---------        --------

        Net income before minority interests                             39.2              0.9             40.1
        Minority interests                                                0.9               --              0.9
                                                                     --------         --------         --------

        Net income                                                   $   40.1         $    0.9         $   41.0
                                                                     ========         ========         ========

        Weighted average shares outstanding - basic (000's)            50,870               --           50,870
        Basic earnings per share                                     $   0.79         $    0.02        $   0.81
        Weighted average shares outstanding - diluted (000's)          52,156               --           52,156
        Diluted earnings per share                                   $   0.77         $    0.02        $   0.79


(a) To eliminate the Whitman charges and interest paid to Whitman.

(b) To record interest expense on the funds borrowed under the $240 million Credit Facility at an interest rate of approximately 6.0% for the period January 1, 1998, through the date of the Spin-off (January 30, 1998).

(c) To record the income tax effect of adjustments (a) and (b).

                  HUSSMANN INTERNATIONAL, INC. AND SUBSIDIARIES
                 PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                  FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 1997
             (UNAUDITED; DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                               PRO FORMA
                                                            ACTUAL            ADJUSTMENTS         PRO FORMA
                                                            ------            -----------         ---------

         Sales and revenues                                 $  733.2            $  32.7 (a)       $  765.9
         Cost of goods sold                                    587.3               28.9 (a)          616.2
                                                            --------            -------           --------

         Gross profit                                          145.9                3.8              149.7
         Total SG&A expenses                                    83.5                5.5 (b)           89.0
         Non-recurring charges                                  30.7              (30.7)(c)             --
                                                            --------            --------          --------

         Operating income                                       31.7               29.0               60.7
         Whitman charges                                        21.3              (21.3)(d)             --
         Total interest expense                                 14.1               (2.6)(d)(e)        11.5
         Other income, net                                       1.2                 --                1.2
                                                            --------            -------           --------

         Income (loss) before income tax expense
           and minority interests                               (2.5)              52.9               50.4
         Income tax expense                                      8.4                9.5(f)            17.9
                                                            --------            -------           --------


         Net income (loss) before minority interests           (10.9)              43.4               32.5
         Minority interests                                       --                 --                 --
                                                            --------            -------           --------
         Net income (loss)                                  $  (10.9)           $  43.4           $   32.5
                                                            ========            =======           ========

         Pro forma shares outstanding - basic (000's)            --                  --             50,731
         Pro forma basic earnings per share                      --                  --           $   0.64
         Pro forma shares outstanding - diluted (000's)          --                  --             51,159
         Pro forma diluted earnings per share                    --                  --           $   0.63



(a) As part of Whitman, Hussmann accounted for its results for each period as of the fifteenth day of the month (e.g. third quarter cut-off being September 15). As a separate, stand-alone company, Hussmann accounts for its results using the last day of each month. The sales and revenues and cost of goods sold pro forma adjustments reflect the adjustments necessary to present the results of operations through September 30, 1997.

(b) To record the estimated additional administrative expenses that would have been incurred by Hussmann as a publicly held, independent company.

(c) To eliminate restructuring and certain non-recurring charges related to the recognition of goodwill impairment and the closure of sales and service branches in the U.K.

(d)  To eliminate the Whitman charges and interest paid to Whitman.

(e) To record interest expense on the funds borrowed under the Credit Facility. For pro forma purposes it was assumed that $240 million was borrowed at an interest rate of approximately 6.0%.

(f)  To record the income tax effect of the above adjustments.

     SALES AND REVENUES. Sales and revenues for the nine-months ended September 30, 1998 were $872.0 million or 14% over the comparable period of 1997. Improvements in the U.S., Mexico and the U.K. led the overall increase. The following is a summarized analysis of the increase in sales and revenues by business segment (in millions):


                                                       1998 SALES                   % INCREASE
                                                           AND        $ CHANGE      (DECREASE)
                                                        REVENUES      FROM 1997      FROM 1997
                                                        --------      ---------      ---------

                              U.S. and Canada            $ 692.8       $ 54.8            8.6%
                              Europe                        93.8         15.3           19.5
                              Other International          126.2         45.4           56.2
                              Eliminations                 (40.8)        (9.4)          NM
                                                         -------       ------

                              Total                      $ 872.0       $106.1           13.9%
                                                         =======       ======



    For the nine-months ended September 30, 1998, U.S. and Canada sales and revenues increased 8.6% principally due to significant volume improvements in supermarket display case sales in the U.S. and the reception of the IMPACT product line. Europe's sales and revenues increased 19.5% primarily as a result of market demand, timing of orders with major customers in the U.K. and the continuation of the turnaround of the Company's recently restructured operations in the U.K.

    Other International sales and revenues increased 56.2% over the comparable 1997 period. The majority of this increase was derived from Hussmann's Mexican operations where sales and revenues increased 73.3% or $37.4 million. Mexico's increased sales and revenues resulted from strong market demand from supermarket customers and export sales. Mexico's sales and revenues also benefited from the fourth quarter 1997 acquisition of Gilvert, which contributed approximately $11.7 million to 1998 sales and revenues. Mexico's significant increase over the prior year also relates to relatively weak sales in the first half of 1997 caused by lower capital spending by domestic supermarket customers. Other International sales and revenues were also benefited by the August 1998 purchase of MIL in Australia and New Zealand. MIL's sales and revenues of approximately $8.9 million were included in the Company's results from the period July 1 to August 31, 1998. The nine-month sales and revenue improvements in Other International were partially offset by reduced sales and revenues in Asia and Chile.

    GROSS PROFIT. As a percentage of sales and revenues, year-to-date gross profit in 1998 increased 1.1 points to 20.6%. The gross profit increases were achieved in the U. S. and Canada and in Other International. The increase in U.S. and Canada is mainly derived from increased sales volume and manufacturing efficiencies in the Bridgeton, Missouri facility, caused by continued strong supermarket demand and a favorable market for purchased materials. The increase in Other International is mainly driven by Mexico's results for the nine-month period ended September 30, 1998. The acquisition of Gilvert, stronger export and domestic supermarket sales and cost reductions accounted for Mexico's 1998 improvement.

    SG&A EXPENSES. Total SG&A expenses of $97.1 million for the nine-months ended September 30, 1998 were 9.1% higher than the comparable period in 1997. The increase in SG&A over 1997 results was mainly attributable to the recognition of compensation expense for a Whitman incentive plan related to the Spin-off, a workers compensation credit received in the prior year, the impact of the Gilvert acquisition and the first quarter 1997 acquisition of Fast Frio do Brasil, Ltda. ("Fast Frio"), and the planned increase in costs associated with the implementation of a Company-wide information system. These increases were partially offset by the reduction in SG&A costs in the U.K. associated with the extensive restructuring in the third quarter of 1997.

    OPERATING INCOME. Operating income of $82.6 million increased 36.0% from the $60.7 million recorded during the nine-months ended September 30, 1997. U.S. and Canada operating income of $94.7 million was $19.0 million or 25.1% more than 1997 operating income of $75.7 million. This increase was primarily the result of strong volume growth, gross profit improvements and leverage over SG&A costs. The Company's 1998 results were favorably impacted by the improvements in the U.K., which still showed an operating loss of $1.6 million. Operating income in the U.K. improved due to the consolidation of sales and service branches which took place in the third quarter of 1997. The increase in operating income for Other International was primarily due to Mexico's

$11.4 million increase in operating income over the nine-months ended September 30, 1997. Mexico's overall performance was partially offset by losses in Brazil, Chile and Asia. The losses in Brazil relate to planned start-up investments in Fast Frio.

    INTEREST EXPENSE. Interest expense of $15.3 million increased $3.8 million or 33.0% from pro forma 1997 amounts primarily due to additional international borrowings at higher rates, higher domestic interest rates during 1998 compared to the rate used in the 1997 pro forma consolidated statement of operations, and the timing of cash flow.

    INCOME TAX EXPENSE. Hussmann's effective income tax rate was 38.3% in 1998, or 2.8 points higher than the 1997 effective rate of 35.5%, principally due to the increased level of earnings in the Company's U.S. operations (which typically have a higher effective tax rate), revised estimates of pre-tax earnings in several of the Company's foreign locations that have significantly lower rates than the other locations, the impact of the hyper-inflationary accounting in Mexico, and the impact of the tax basis adjustment of certain depreciable assets in Mexico during 1997.

LIQUIDITY, FINANCIAL CONDITION AND CAPITAL RESOURCES - ACTUAL NINE-MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH ACTUAL NINE-MONTHS ENDED SEPTEMBER 30, 1997 RESULTS

    CASH FLOWS FROM OPERATIONS. Historically, Hussmann's cash flows from operations have been substantially affected by the allocation of expenses from Whitman to its operating subsidiaries. These charges were $1.5 million and $21.3 million for the nine-months ended September 30, 1998 and 1997, respectively.

    Hussmann provided net cash from operations of $20.3 million in 1998 compared to $30.6 million in 1997. The decrease in cash provided by operating activities was principally caused by the increase in working capital demands, (mainly U.S. and Other International). The significant increase in receivables partially offset by the decrease in inventory was due to the significant level of sales volume in the U.S. in the last two weeks of September 1998.

    CASH FLOWS FROM INVESTING ACTIVITIES. Net cash used in investing activities was $25.1 million and $37.7 million during the nine-months ended September 30, 1998 and 1997, respectively. Capital investments of $22.2 million were the main component of the investing activity during 1998. During the nine-months ended September 30, 1997 the Company made $25.7 million in capital investments and acquired Fast Frio in Brazil, with a net cash outlay of $12.4 million.

    On August 17, 1998, Hussmann acquired a 65% interest in MIL for approximately $3.5 million in cash. The acquisition was financed with cash-on-hand. The acquisition of MIL will be accounted for using the purchase method of accounting; and accordingly, the purchase price will be allocated to the assets acquired and liabilities assumed based upon their estimated fair market values. This allocation process will be completed during the fourth quarter of 1998. The results of MIL's operations are reflected in the consolidated statement of operations from July 1, 1998 through August 30, 1998.

    CASH FLOWS FROM FINANCING ACTIVITIES. Net cash provided by financing activities was $12.6 million during the nine-months ended September 30, 1998 compared to a use of cash of $13.6 million for the same period in 1997.

    In January 1998, Hussmann entered into the Credit Facility with a syndicate of commercial banks and financial institutions that enabled Hussmann to borrow funds at variable interest rates on a revolving credit basis up to an aggregate principal amount of $350.0 million. The Company borrowed $270.0 million under the Credit Facility in January 1998, of which the majority of the proceeds were used to settle the Company's obligations with Whitman. At September 30, 1998, $55 million was outstanding under the Credit Facility. In addition, at September 30, 1998, Hussmann had $60 million of uncommitted lines-of-credit available in the U.S. Advances under the uncommitted lines-of-credit were $50 million at September 30, 1998, and were used to pay down amounts borrowed under the Credit Facility.

    Additionally, on June 2, 1998, Hussmann issued $125.0 million of its 6.75% senior notes due 2008 (the "Debt Registration"). The net proceeds from the sale were used to pay down amounts borrowed under the Credit Facility. The Company has an additional $125.0 million principal amount of the debt securities registered with the Securities and Exchange Commission under the Debt Registration.

    Prior to the Spin-off, Whitman managed Hussmann's excess cash. The $13.6 million use of cash in 1997, represents Whitman's utilization of Hussmann's excess cash position through the nine months.

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

NON-U.S. OPERATIONS. The most significant non-U.S. operations are located in Canada, Mexico and the U.K., with smaller operations located in, among other countries, Brazil, Chile, New Zealand, Australia, China and Singapore. Because the majority of Hussmann's non-U.S. entities conduct business in their respective local currencies, Hussmann is subject to foreign currency risks when translating its non-U.S. entity financial statements into U.S. dollars for financial reporting purposes. In addition to foreign currency translation risks faced by Hussmann, other risks associated with non-U.S. operations include the potential for restrictive actions taken by host country governments, risks relating to non-U.S. economic and political conditions, and risks relating to limits on the transfer of funds from non-U.S. entities to Hussmann. Hussmann does not currently use foreign currency risk management instruments to manage its exposure to changes in currency exchange rates. However, due to the growth in Hussmann's foreign operations, management is reassessing this policy to determine the appropriateness of using foreign currency risk management instruments.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued its Statement No. 133, "Accounting for Derivatives and Similar Financial Instruments and for Hedging Activities" ("Statement No. 133"). Statement No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Statement No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management is currently assessing the effects of this statement on the Company's consolidated financial statements and notes thereto. However, given the Company's current policy regarding foreign currency risk management instruments and other hedging activities, management does not believe Statement No. 133 will have a significant impact on Hussmann's consolidated results of operations, financial condition or its cash flows.

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

YEAR 2000

    The Year 2000 ("Y2K") issue refers to the inability of a computer program to recognize a two-digit date sensitive field as the year 2000, and thus could result in system failure or miscalculations causing disruptions to operations, including manufacturing, or a temporary inability to process transactions, send invoices, or engage in other normal business activities.

 The Company has assessed its Y2K issue as it relates to information technology ("IT") and has determined it must modify or upgrade certain portions of its hardware and software in its information systems. The Company plans to use both internal and external resources to complete the reprogramming, upgrades and testing necessary to complete this modification and replacement process. The Company's Y2K efforts are being carried out by the Company's Y2K Team which has created a plan to complete Y2K reprogramming and testing of the Company's information systems by June 30, 1999. Progress against this plan is monitored and reported to management and to the Audit Committee of the Board of Directors on a regular basis. The Y2K Team believes it remains on schedule, according to the plan. To date, the Company has incurred approximately $1.0 million related to the Y2K remedial work and anticipates that the cost of its remaining Y2K remedial work (which will be incurred over the next 12 months) to total about $5.0 million. This amount will not have a material adverse effect on Hussmann's results of operations, financial condition or cash flows.

    The Company is continuing to address its non-IT Y2K issues. The Company's Y2K Team is reviewing equipment embedded with microprocessors, products sold and service contracts entered into to determine what exposure, if any, the Company has in this area. At this time the Company is unable to estimate the total costs related to its non-IT Y2K issues, but based upon results of reviews performed to date, management does not believe such costs will be material.

    Also as part of the non-IT Y2K Plan, the Company has begun the process of determining and assessing the Y2K compliance status of third parties with which it does business. The Company is in the process of contacting all of its key suppliers and customers to evaluate their Y2K readiness. Contingency plans to help protect the Company's business from Y2K-related interruptions have been developed. The Company will reassess its contingency plans as it completes its review process.

    The expected costs of the projects and the date on which Hussmann plans to complete all of the Y2K work are based on management's best estimates, which were derived from numerous assumptions about future events, including the availability of certain resources, third-party modification plans, and other factors. However, there can be no guarantee these estimates will be achieved and actual results could differ materially from those plans. Certain of the non-IT Y2K issues have far reaching implications, some of which cannot be anticipated or predicted with any degree of certainty. Specific factors that might cause material differences include, but are not limited to, the availability and cost of personnel trained in this area and the ability to identify and correct all relevant computer codes. In addition, there can be no assurance that the systems or products of third parties on which the Company relies will be timely converted or that a failure by a third party, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

OTHER

    The reconfiguration of the Bridgeton plant and the plant consolidation of the production of refrigeration systems, discussed in previous filings with the Securities and Exchange Commission, remain essentially on schedule. The new Atlanta plant opened during the third quarter of 1998 and the Bridgeton refrigeration production is scheduled to close during the first quarter of 1999. The new Bridgeton case line is scheduled to begin production during the second or third quarter of 1999. Due to construction problems encountered in Mexico, Hussmann anticipates the construction of the leased facility in Toluca, Mexico to be completed and production to begin in the fourth quarter of 1999 and the first quarter of 2000, respectively.

    Hussmann may continue to repurchase Hussmann Common Stock from time-to-time to offset dilution resulting from the exercise of stock options in accordance with the common stock repurchase plan approved by the Board of Directors.

                           PART II. OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

    Not applicable.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Not applicable.

ITEM 5. OTHER INFORMATION.

SAFE HARBOR STATEMENT

    Hussmann has made and will make certain forward-looking statements in its reports filed with the Securities and Exchange Commission, reports to shareholders and in certain other contexts relating to future revenues, costs, expenses, production schedules, profitability, financial resources, and the Y2K issue, among others. These statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management's beliefs and assumptions using information currently available. Accordingly, Hussmann's actual results may differ materially from those projected, expressed or implied in such forward-looking statements due to known and unknown risks and uncertainties that exist in Hussmann's operations and business environment, including, among other factors: the failure by Hussmann to produce anticipated cost savings or improve productivity, the timing and magnitude of capital investments, economic and market conditions in the U.S. and worldwide; currency exchange rates; changes in customer spending levels and demand for new products; cost and availability of raw materials; the continuation of growth in significant developing markets such as Mexico, China and South America; overall competitive activities; failure of the Company, its suppliers or vendors to achieve Y2K compliance in a timely manner and other risks described in the Company's filings with the Securities and Exchange Commission, including the report on Form 10-K for the year ended December 31, 1997 and the quarterly reports on Form 10-Q filed subsequent to December 31, 1997.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

a)   Exhibits

  EXHIBIT
  NUMBER        EXHIBIT
  ------        -------
    2           The Agreement Relating to Hussmann McAlpine Limited dated August
                17, 1998 between Hussmann Netherlands B.V. and Barry Edward
                Brill and Allan Francis Cotter, Phillip Joseph Miller, Howard
                James Small and Roger Charles Todd and Kevin Stainer.
                (Incorporated by reference to Exhibit 2 to the form 8-K filed with the Securities and Exchange Commission (the "SEC") on
                August 31, 1998).

   27           Financial Data Schedule
                (filed electronically with the SEC only)


b)   Reports on Form 8-K

     Hussmann filed a Current Report on Form 8-K and a Current Report on Form 8-K/A, each dated August 17, 1998 and filed on August 31 and October 30, 1998, respectively, to report the following:

    Item 2 (Acquisition or Disposition of Assets) to report the acquisition of a 65% interest in McAlpine Refrigeration, Ltd. and Triangle Refrigeration (Australia) Pty. Limited as of August 17, 1998.

    The Form 8-K/A was filed to include audited financial statements and unaudited pro forma financial information as follows:

    Item 7 (Financial Statements and Exhibits) Financial Statements filed with the report were:

    a)  Financial statements of business acquired

    The audited consolidated statements of financial position of McAlpine Refrigeration, Ltd. at June 30, 1998 and 1997 and the related consolidated statements of financial performance, movements in equity and cash flows for the years then ended.

    The audited consolidated balance sheet of Triangle Refrigeration (Australia) Pty. Limited at June 30, 1998 and 1997 and the consolidated profit and loss statements and the consolidated statements of cash flows for the years then ended.

    b)  Pro forma financial information

    Introduction to Unaudited Pro Forma Combined Condensed Financial Statements.

    Unaudited Pro Forma Combined Condensed Statement of Operations for the year ended December 31, 1997.

    Unaudited Pro Forma Combined Condensed Statement of Operations for the six month period ended June 30, 1998.

    Unaudited Pro Forma Combined Condensed Balance Sheet at June 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   HUSSMANN INTERNATIONAL, INC.

                                                   /s/ Michael D. Newman
                                                   -----------------------------
                                                   Michael D. Newman
                                                   Senior Vice President
                                                   and Chief Financial Officer
                                                   (as duly authorized officer
                                                   and principal financial
    Dated: November 12, 1998                       officer of the registrant)