Form 10-K
period 1998-12-31
HUSSMANN INTERNATIONAL INC
filed 1999-03-31
CIK 1046128

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                               ----------------

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from     to

                        Commission File Number: 01-13407

                          Hussmann International, Inc.
             (Exact Name of Registrant as Specified in its Charter)

                Delaware                               43-1791715
    (State or Other Jurisdiction of       (I.R.S. Employer Identification No.)
     Incorporation or Organization)

12999 St. Charles Rock Road, Bridgeton, Missouri       63044-2483
    (Address of Principal Executive                    (Zip Code)
                Offices)

       Registrant's telephone number, including area code (314) 291-2000

          Securities registered pursuant to Section 12(b) of the Act:

      Title of Each Class           Name of Each Exchange on Which Registered
      -------------------           -----------------------------------------

   Common Stock, par value $.001        New York Stock Exchange
   Preferred Stock Purchase Rights      New York Stock Exchange

    Securities registered pursuant to Section 12(g) of the Act: None

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]


   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   As of February 28, 1999 the aggregate market value of the Registrant's voting and non-voting common equity held by non-affiliates was $781.3 million (based on closing sale price of $15.38 as reported for the New York Stock Exchange-Composite Transactions).

   The number of shares of the Registrant's Common Stock, $.001 par value per share, outstanding as of February 28, 1999 was 50.8 million.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Hussmann International, Inc.'s Annual Report to Shareholders for the year ended December 31, 1998 (Part I, Part II, and Part IV of Form 10-K).

2. Portions of Hussmann International, Inc.'s Notice of 1999 Annual Meeting of the Stockholders and Proxy Statement (Part III of Form 10-K).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
 PART I
 1.       Business......................................................     1
 2.       Properties....................................................     8
 3.       Legal Proceedings.............................................     8
 4.       Submission of Matters to a Vote of Security Holders...........     8

 PART II
 5.       Market for Registrant's Common Equity and Related Stockholder
          Matters.......................................................    10
 6.       Selected Financial Data.......................................    10
 7.       Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................    10
 7A.      Quantitative and Qualitative Disclosures about Market Risk....    10
 8.       Financial Statements and Supplementary Data...................    11
 9.       Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure......................................    11

 PART III
 10.      Directors and Executive Officers of the Registrant............    11
 11.      Executive Compensation........................................    11
 12.      Security Ownership of Certain Beneficial Owners and
          Management....................................................    11
 13.      Certain Relationships and Related Transactions................    12

 PART IV
 14.      Exhibits, Financial Statement Schedules and Reports on Form
          8-K...........................................................    12
          Signatures....................................................    13

                                     PART I

Item 1. Business

Background

   Hussmann International, Inc. ("Hussmann" or the "Company") was incorporated under the laws of the State of Delaware on August 29, 1997. At the time of its incorporation, the Company was a wholly owned subsidiary of Whitman Corporation, a Delaware Corporation ("Whitman").

   On January 30, 1998, (the "Distribution Date") Whitman distributed (the "Distribution") all the issued and outstanding shares of common stock, par value $.001 per share, of the Company ("Hussmann Common Stock") to the shareholders of record of Whitman's common stock as of January 16, 1998. The Distribution was made pursuant to the terms of a Distribution and Indemnity Agreement (the "Distribution Agreement") dated as of December 31, 1997 by and among Whitman, the Company and Hussmann Corporation, a Missouri corporation ("Hussmann Corporation") and wholly-owned subsidiary of the Company.

   Pursuant to the Distribution Agreement and prior to the Distribution Date, the Company and Whitman executed a series of steps in order to separate from Whitman any assets related to the business of Hussmann. Such steps involved, among other things, the transfer to Hussmann from Whitman of Hussmann Corporation and all of the businesses managed by Hussmann Corporation including its foreign operations, which were previously held by a Netherlands company owned by Whitman. As a result of the Distribution, Hussmann including its wholly and majority-owned subsidiaries is now an independent public company.

   Hussmann Corporation is the successor to the business started by Harry L. Hussmann in 1906 which sold butchers supplies. Hussmann Corporation introduced the first meat display case in 1917 and the first frozen food case for Clarence Birdseye in 1933. Since 1933, Hussmann Corporation has grown to be the market leader in the manufacture and sale of refrigerated display merchandisers and refrigeration systems in the U.S., Canada, the U.K., Mexico, Asia-Pacific, New Zealand and Australia. Hussmann Corporation was incorporated in Missouri in 1929. Hussmann's principal executive offices are located at 12999 St. Charles Rock Road, Bridgeton, Missouri 63044 and its telephone number is (314) 291-2000.

Overview

   Hussmann manufactures, sells, installs and services merchandising and refrigeration systems for the world's commercial food industry. Products include refrigerated and non-refrigerated display merchandisers, refrigeration systems and controls, beverage coolers, air handlers, evaporative condensers, heat exchange coils and walk-in storage coolers and freezers. Hussmann utilizes advanced technology to create energy efficient products designed to provide low life-cycle cost. Hussmann's wide product line features high quality products intended to meet the needs of a broad range of customers.

   Hussmann operates in three geographical segments: U.S. and Canada, Europe (U.K.), and Other International which includes Mexico, Latin America and Asia-Pacific. Hussmann's 1998 sales of $1.2 billion, included $901.7 million from the U.S. and Canada, $144.8 million from the U.K. and $174.7 million from Other International operations. For further information related to Hussmann's geographical segments see Note 19 of the notes to consolidated financial statements included as part of Hussmann's 1998 Annual Report to Shareholders for the year ended December 31, 1998 (the "Annual Report") incorporated herein by reference.

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

   In addition to the expansion by supermarkets and convenience stores, with the popularity of the home meal replacement trend, the food service market is now one of the fastest growing parts of the commercial food industry in the U.S. This growth is attributable to the same factors driving supermarkets and convenience stores to sell more prepared foods. Another growing market within the commercial food industry is commercial/industrial refrigeration, including processing, produce ripening and cold storage warehousing facilities.

   The international market represents a significant long-term growth opportunity as countries develop their infrastructure, as well as their food distribution and preservation needs. Many countries are also experiencing economic growth, creating demand for more technologically advanced products. Retailers in Mexico and Latin America are expanding and remodeling their stores as a result of competition from U.S. and European chains entering these markets.

Strategy

   Hussmann's business strategy is to maintain and improve its position as a leader in the mature markets in which it competes while expanding its presence in the food service market and evolving international markets.

   Sales Growth. In the U.S. and Canada, Hussmann seeks to increase its sales to those customers which it has historically served in the commercial food industry while also increasing sales to higher growth areas of the food service market. Hussmann plans to achieve these goals by (i) continuing to develop proprietary products such as the Impact line and the Protocol refrigeration system (described below) in order to differentiate Hussmann from its competitors, (ii) expanding into the food service market by leveraging its existing technological and manufacturing expertise, and (iii) pursuing strategic acquisitions to broaden its service and distribution network and manufacturing capabilities.

   International Expansion. Hussmann seeks to participate in the growth of developing regions throughout the world by further strengthening its manufacturing and distribution presence in these regions. In order to more effectively serve these regions and follow the globalization of its customer base, Hussmann is investing in manufacturing facilities that have the technology to produce specific products tailored to local customer demand. Hussmann expects to increase its global competitiveness by locating manufacturing facilities in various regions throughout the world. Approximately, 26% and 22% of Hussmann's 1998 and 1997 sales and revenues, respectively, were derived from its operations located outside of the U.S.

   To further the Company's strategy for international expansion, in March 1999, Hussmann completed its acquisition of Koxka CE. S.A., ("Koxka"), the leading commercial refrigeration company in Spain and Portugal. Koxka manufactures a complete line of commercial and industrial refrigeration products, including standard and custom merchandising display cases for supermarkets, beverage coolers, ice cream merchandisers and an array of other self-contained food merchandisers. In 1998, Koxka had consolidated sales of approximately $135 million.

   On August 31, 1998, Hussmann announced that it had acquired a 65% interest in McAlpine Investments, Ltd. ("MIL"). MIL consists of two separate operating companies engaged in the sale, installation, manufacture and service of commercial refrigeration products for the retail food industries in New Zealand, Australia and various island nations throughout the South Pacific. MIL had combined sales and revenues in 1997 of approximately $64.0 million. For further information regarding the Company's recent acquisitions see Note 4 of the notes to consolidated financial statements included in Hussmann's 1998 Annual Report, incorporated herein by reference.

   Increased Capacity. The commercial food industry in the U.S. has experienced significant growth since the beginning of 1995. As a result, Hussmann's plants operated at full capacity during the third and fourth quarters of 1995, 1996, 1997 and 1998. In order to capitalize on the industry's growth while providing timely delivery to existing customers, Hussmann is in the process of expanding its production capacity of refrigerated display cases at its Bridgeton, Missouri, plant by 20%. The Company also consolidated the production of refrigeration systems from five plants to two, which are located near Atlanta, Georgia and in Chino, California. For further information regarding capacity expansion see "Management's Discussion and Analysis of Financial Condition and Results of Operations: Liquidity, Financial Condition and Capital Resources." included in the Company's 1998 Annual Report, incorporated herein by reference.

   Cost Reduction. Hussmann has implemented aggressive cost and expense containment programs, including rationalizing similar manufacturing operations, instituting centralized purchasing of frequently used components, consolidating engineering efforts and striving to keep selling, general and administrative and fixed costs constant through the year 2000.

Products

   Hussmann products include refrigerated and non-refrigerated display merchandisers, refrigeration systems and controls, beverage coolers, air handlers, evaporative condensers, heat exchange coils and walk-in storage coolers and freezers. Hussmann's wide product line features high quality products intended to meet the needs of a broad range of customers. All of Hussmann's products are certified to relevant national or international industry standards, as appropriate, by independent laboratories.

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

   Hussmann's current standard product line of merchandisers, the Impact line, was introduced in 1995. Hussmann has positioned Impact as a global merchandising platform. Before the introduction of the Impact line, Hussmann's operating units offered region-specific merchandising product lines. Hussmann's operations in the U.S., Latin America, the U.K. and China have completed the transition to the Impact line. Hussmann does not anticipate significant changes to Koxka's product line due to Koxka's unique European product design and existing customer base.

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

   Hussmann is also a leader in providing customized refrigerated display merchandisers and accessories which complement its standard lines. The demand for these merchandisers has increased with the growth of specialty sections in supermarkets that require attractive, custom designed merchandisers that highlight displayed products. These higher margin, specialized merchandisers represent an expanding market where Hussmann can capitalize on its leadership position and extensive branch network for selling, installing and servicing products. Hussmann merchandisers can be refrigerated, non-refrigerated, heated and color coordinated to store specifications. Hussmann's Chino, California, and Brantford, Ontario, plants are the largest custom merchandiser manufacturers in North America.

   Refrigeration Systems. Hussmann is a technological leader in centralized refrigeration systems. These systems, which include multi-compressors, automatic flow control systems and electronic controls, are generally located in a store's back room, away from the display and merchandising areas. They are built to customer specifications and vary by number of compressors, refrigerant type and need for satellite units.

   In 1993 Hussmann introduced the Protocol refrigeration system. The Protocol system utilizes compact, multiple scroll compressor refrigeration units enclosed in attractive housings. Unlike back room systems, individual Protocol units are located either in or, more often, very near the sales areas, close to the refrigerated display cases. Protocol units use minimal floor space and eliminate the need for back room refrigeration and the related construction costs. Protocol is a chlorofluorocarbon (CFC) and hydrochlorofluorocarbon
(HCFC) free system, which uses up to 50% less refrigerant, and reduces the amount of piping and brazed joints, which lessens the likelihood of refrigerant leaks.

   Other Products. Hussmann manufactures numerous other products for use in the commercial food industry. These products include a line of coolers for the beverage industry sold primarily in Mexico and Latin America. In addition, Hussmann manufactures air handlers, evaporative condensers and heat exchange coils for the commercial/industrial refrigeration market. Hussmann also manufactures and installs walk-in storage coolers and freezers used for bulk storage and storage for non-display items. These are typically found in the back rooms of supermarkets and convenience stores and other commercial sites, such as hotel and cafeteria kitchens, and are used to store items that require refrigeration prior to sales area display. Hussmann's other products also include self-contained refrigeration equipment utilized in convenience stores.

Product Development and Proprietary Information

   Hussmann strives to be the technology leader in food merchandising equipment and commercial refrigeration. Hussmann believes technological development is an important factor in its ability to maintain its market leadership position. Hussmann's research and product development strategy is to centralize the development of new products for global application. Two global design centers have responsibility for creating new products with a focus on global design for specific technologies and product lines. The goal of the design centers is to achieve more commonality of components and modularity in Hussmann's product lines. The centers share technologies and product designs. The Impact merchandiser platform reflects Hussmann's global design approach.

   The corporate design center, located in Bridgeton, is responsible for technology development and new supermarket display cases platforms as well as global manufacturing support. The Mexico City design center is responsible for entry level products such as beverage coolers and spot merchandisers. In addition to the global design centers, Hussmann conducts refrigeration systems development primarily at its Bridgeton and Atlanta facilities, and custom merchandiser development is performed at its Chino, California facility.

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

   Hussmann's research and development efforts are staffed by approximately 130 engineers, designers, laboratory technicians and model makers, including approximately 55 at the corporate design center. Hussmann has spent approximately $6.4 million, $5.6 million and $6.0 million on research and development, during the years ended 1998, 1997 and 1996, respectively. Research and development expenditures in future years are expected to approximate $6.0 million a year.

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

Manufacturing Operations

   Hussmann has 10 manufacturing plants in the U.S. and Canada, each of which is devoted to the manufacture of certain lines of Hussmann products. Hussmann believes efficiency and quality are increased by concentrating the manufacture of its different product lines at separate plants. See "Properties" appearing elsewhere in this Form 10-K.

   In Mexico, Hussmann has manufacturing plants in Mexico City and Monterrey primarily serving the supermarket and beverage industries. In January, 1997, Hussmann expanded its operations in South America with the acquisition of a 70% interest in Hussmann Fast Frio do Brasil, Ltda. ("Fast Frio"), a Brazilian supermarket equipment manufacturer. In November 1997, Hussmann also acquired 100% of Industrias Gilvert in Mexico City, a manufacturer of commercial and industrial refrigeration products.

   Hussmann reconfigured its manufacturing plant in Milton Keynes, England, which makes refrigerated display merchandisers and closed its manufacturing plant in Glasgow, Scotland during 1998. Hussmann sells the products manufactured at the Milton Keynes plant primarily in the U.K.

   Hussmann has a 55% interest in Luoyang Hussmann Refrigeration Co. Ltd. ("Luoyang Refrigeration"), a leading producer of refrigeration systems and display merchandisers in China. Hussmann opened a new factory in Luoyang in 1996, and began to produce Hussmann-designed products, including the Impact line of merchandisers.

   As previously stated, Hussmann acquired a 65% interest in MIL with operations in New Zealand and Australia. MIL has three manufacturing locations throughout the Asia-Pacific region producing refrigeration systems, custom display merchandisers and cool room panels. In addition, Koxka, Hussmann's most recent acquisition and the leading commercial and industrial refrigeration manufacturer in Spain and Portugal, has 5 manufacturing locations producing standard and custom merchandising display cases, beverage coolers, ice cream merchandisers, and other self-contained food merchandisers.

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

Sales and Marketing

   In the U.S., Canada, Mexico and the U.K., Hussmann sells, installs and services products primarily through its network of approximately 39 branch facilities. In addition to these company-operated facilities, Hussmann works with approximately 13 independent distributors in the U.S. and Canada. It has also entered into a joint venture with Global TH, a Hungarian manufacturer, for the marketing of Hussmann products in Hungary. Through this network and the Hussmann Total Service Program ("TSP"), Hussmann seeks to promote strong customer loyalty and strengthen its reputation for quality and reliability. The Hussmann TSP encompasses Hussmann's ability to provide store design, engineer a broad range of standard and customized equipment, and provide installation and service capabilities to its customers.

   Hussmann has also entered into agreements throughout the U.S. with manufacturers' representatives specializing in the food service market. Hussmann believes these relationships will enable it to more effectively increase its sales in this growing market.

   In Latin America, Hussmann sells through a network of approximately 20 independent distributors in those countries where it has no direct investment. Hussmann has distribution agreements in Argentina, Colombia, El Salvador, Venezuela, Ecuador, Guatemala, Honduras, Costa Rica and Puerto Rico. Hussmann has its own distribution network in Chile, Brazil and Peru. In Southeast Asia, Hussmann has a 50% owned joint venture with a distributor in Singapore that sells, services and installs Hussmann products throughout the Southern Pacific Rim. Hussmann also has agreements with distributors in Korea, Taiwan, Thailand, French Polynesia and Guam.

   Hussmann's pricing is usually on a competitive bid basis. Hussmann submits individual store bids, multi-store package bids and annual contract bids. There is standard pricing for some items such as service parts and also for wholesale sales.

Competition

   In general, the markets in which Hussmann participates are highly competitive with competition primarily based on features, quality, technology, energy conservation and price. Hussmann believes it is competitive on these bases. Hussmann's competitors vary according to product and geographic area and include companies that manufacture a variety of products for the commercial food industry and those that specialize in a particular product. Hussmann faces competition from a limited number of large competitors in the supermarket and convenience store markets in the U.S. and Canada. These competitors include Kysor-Warren (Scotsman Industries, Inc.), Tyler Refrigeration Corporation (United Technologies Corporation) and Hill Phoenix, Inc. (Dover Corporation) in supermarkets and Universal Nolin/Kelvinator (Electrolux AB), Master-Bilt Products, and Federal (Standex International Corporation) in convenience stores. Competition in the U.S. and Canada in refrigeration systems, walk-in storage coolers and freezers, specialty cases and other Hussmann products is more fragmented, with Hussmann facing competition from a number of regional manufacturers.

   In Mexico, Latin America and Europe, Hussmann faces competition from large European manufacturers, such as Costan and Bonnet (EL. FI Elettrofinanziara S.P.A.), Linde and Electrolux AB, as well as smaller local manufacturers. In Asia-Pacific, Hussmann is in competition with local manufacturers, large European manufacturers and Japanese manufacturers, such as Sanyo, Hitachi and Nakano.

Customers

   No single customer accounted for more than 10% of Hussmann's sales during any of the last three fiscal years. Hussmann's largest customers are supermarkets in the U.S. and include 19 of the top 20 chains. The U.S. customer base is composed of approximately 11,000 independent and 19,000 chain-owned supermarkets, plus over 96,000 other grocery stores. In recent years, approximately 4,000 stores purchased refrigeration equipment annually for either new store openings or remodelings. Historically, Hussmann's supermarket business has been divided approximately equally between new store activity and the remodeling of existing stores.

Backlog and Seasonality

   The dollar amount of firm backlog at December 31, 1998, was $201.5 million, compared with $176.6 million at December 31, 1997. Substantially all such backlog was shipped by March 1, 1999.

   Hussmann experiences the greatest demand for its products in the third and fourth quarters of the year, with greater than 56% of annual sales and revenues occurring during that period in 1998 and 1997. This demand results from customers' seasonal construction cycles and desire to complete stores prior to the year-end holiday season. On average, during the five-year period ending 1998, 67% of operating income was generated in the third and fourth quarters.

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

Employees

   At December 31, 1998, Hussmann had approximately 9,100 employees, including approximately 5,000 covered by collective bargaining agreements. Labor contracts with respect to approximately 800, 1,800 and 2,000 employees expire in 1999, 2000 and 2001, respectively. Hussmann considers its relationships with employees to be generally satisfactory.

Item 2. Properties

   The following table sets forth certain information with respect to Hussmann's world headquarters and manufacturing facilities, all of which are owned by Hussmann except as noted below.

                             Approximate             Primary Products
          Location          Square Footage             Manufactured
          --------          --------------           ----------------
 Bridgeton, Missouri.......     110,000    World headquarters, corporate
                                           offices and research and development
 Bridgeton, Missouri.......   1,700,000    Refrigerated display merchandisers
 Montgomery, Alabama(1)....     100,000    Walk-in storage coolers and freezers
 Chino, California(1)......     475,000    Custom display merchandisers and
                                           refrigeration systems
 Aurora, Colorado(1).......      80,000    Bakery merchandisers and floral
                                           displays
 Suwanee, Georgia(1).......     375,000    Refrigeration systems and electrical
                                           distribution centers
 Addison, Illinois.........     208,000    Evaporators, condensers and coils
 Gloversville, New York....     150,000    Self-contained refrigerated display
                                           merchandisers
 Seattle, Washington(1)....      95,000    Walk-in storage coolers and freezers
 Brantford, Ontario........     385,000    Custom display merchandisers
 St. Hubert, Quebec........     180,000    Evaporators, condensers, air
                                           handlers and coils
 Milton Keynes, England....      80,000    Refrigeration display merchandisers
 Glasgow, Scotland(1)......      20,000    Refrigeration systems
 Mexico City, Mexico(1)....     100,000    Evaporators, condensers and coils
 Mexico City, Mexico.......     280,000    Beverage coolers and refrigerated
                                           display merchandisers
 Monterrey, Mexico.........     235,000    Beverage coolers, refrigerated
                                           display merchandisers and walk-in
                                           storage coolers and freezers
 Londrina, Brazil(2).......     244,000    Refrigerated display merchandisers,
                                           shelving, check-out stands,
                                           refrigeration systems and beverage
                                           coolers
 Luoyang, China(2).........     450,000    Refrigerated display merchandisers
                                           and refrigeration systems
 Auckland, New Zealand(2)..      70,000    Refrigeration systems and assembly
                                           of refrigerated display
                                           merchandisers
 Tauranga, New Zealand(1)..      40,000    Custom display merchandisers
 Sydney, Australia(1)......      20,000    Refrigeration systems and cool room
                                           panels
 Pamplona, Spain...........     310,000    Remote refrigerated display
                                           merchandisers and cool room panels
 Madrid, Spain.............     110,000    Ice cream conservators and beverage
                                           coolers
 Madrid, Spain.............      55,000    Self-contained refrigerated and
                                           freezer display merchandisers
 Huesca, Spain.............      30,000    Personalized refrigerated and
                                           freezer merchandisers
 Peralta, Spain............     100,000    Heat exchange coils, evaporators and
                                           condensers

--------
(1) Leased.

(2)  Owned with a joint venture partner.

Item 3. Legal Proceedings

   Hussmann has contingent liabilities arising from various pending claims and litigation on a number of matters. It is impossible to estimate with any certainty the ultimate liability that may result from these matters. Nevertheless, in the opinion of Hussmann counsel, the final outcome of these matters will not materially affect the consolidated financial condition or results of operations of Hussmann.

Item 4. Submission of Matters to a Vote of Security Holders

   There were no matters submitted to a vote of security holders during the quarter ended December 31, 1998.

Executive Officers of the Registrant

   The names, ages and experience of the executive officers of the Company as of March 1999, are set forth below:

     J. Larry Vowell (58)
     President and Chief Executive Officer, Director since January 29, 1998 Mr. Vowell has spent his entire professional career with Hussmann. After holding a variety of management positions, Mr. Vowell became President and Chief Operating Officer-Hussmann U.S.A. in 1990 and President and Chief Executive Officer later that year.

     John S. Gleason (57)
     Executive Vice President-North American Operations
     Mr. Gleason joined Hussmann in 1988 as President-International Group. He served as Executive Vice President-Sales and Marketing for North America from 1991 to 1995.

     Michael D. Newman (42)
     Senior Vice President-Chief Financial Officer
     Mr. Newman joined Hussmann in 1996. Prior to that, he spent seventeen years with General Electric Company in various financial positions, most recently as Manager, America's Finance.
     John Schlee (56)
     Senior Vice President-Europe and Middle East
     Mr. Schlee joined Hussmann in 1988 as Group Vice President-Manufacturing. He became Senior Vice President-Manufacturing in 1989, was Senior Vice President-International from 1995 to 1996 and was Senior Vice President-Global Development from 1996 to November 1997.

     Lawrence R. Rauzon (49)
     Vice President-Asia-Pacific
     Mr. Rauzon served as Vice President-Western United States from 1989-1994 when he was appointed Vice President and Region Manager, Western United States. He was appointed to his present position in 1996. He has been with Hussmann since 1978.

     Mark C. Schaefer (41)
     Vice President-Mexico and Latin America
     Mr. Schaefer joined Hussmann in 1981. He became President-Hussmann Mexico in 1992, and was appointed to his present position in 1995.

     Dennis G. Gipson (45)
     Vice President-Global Development
     Mr. Gipson joined Hussmann in 1972. From 1989 to 1991 he was Vice President Sales-North Central Zone. He served as Vice President for Product Development and Research from 1992 to 1996 and as Vice President-Refrigeration, North America from 1996 to November 1997.

     Burton Halpern (57)
     Vice President, General Counsel and Secretary
     Mr. Halpern has served in various legal capacities with Hussmann since 1970. He became General Counsel in 1985.

     Joseph R. Pinkston III (44)
     Vice President-Human Resources
     Mr. Pinkston joined Hussmann in 1995. From 1992-1995 he served as Group Director of Human Resources for the Bowman Distribution Division of the Barnes Group. Prior to that, he served in various human resource positions with units of Allied Signal.

     Thomas G. Korte (35)
     Vice President-Corporate Controller
     Mr. Korte joined Hussmann on March 23, 1998. From 1986 until joining Hussmann he was employed by KPMG LLP with his last position being Senior Manager.

   There are no family relationships among any of the executive officers.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

   Hussmann Common Stock is listed on the New York Stock Exchange ("NYSE") under the symbol "HSM". As of March 5, 1999, there were 14,485 holders of record of Hussmann Common Stock.

   "When issued" trading of Hussmann Common Stock commenced on the NYSE on January 20, 1998. Prior to that date, Hussmann Common Stock was not listed or quoted on any securities exchange or quotation system. The table below sets forth the reported high and low sales prices as reported for NYSE Composite Transactions for Hussmann Common Stock and the dividends declared during the quarter for each quarterly period ending after January 20, 1998.

                                                                       Dividends
      Quarter Ended                                       High   Low   Declared
      -------------                                      ------ ------ ---------
      March 31, 1998.................................... $18.75 $13.63   $0.02
      June 30, 1998.....................................  19.50  17.00    0.02
      September 30, 1998................................  18.94  12.63    0.02
      December 31, 1998.................................  19.38  12.00    0.02

Item 6. Selected Financial Data

   The information required by this item is set forth under "Five Year Summary of Selected Financial Data" which appears in Hussmann's 1998 Annual Report incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The information required by this item is set forth in Hussmann's 1998 Annual Report, which is incorporated herein by reference. In addition, the information contained in the "Safe Harbor Statement" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

 Foreign Currency Risk

   Hussmann's most significant non-U.S. operations are located in Canada, Mexico and the U.K., with smaller operations located in, among other countries, New Zealand, Australia, Brazil, Chile, China and Singapore. Because Hussmann's non-U.S. entities conduct the majority of their business in their respective local currencies, Hussmann is subject to foreign currency risks when translating its non-U.S. entity financial statements into U.S. dollars for financial reporting purposes. However,the Company is not significantly exposed to foreign currency transactions. Hussmann did not use foreign currency risk management instruments to manage its exposure to changes in currency exchange rates in 1998. However, as the significance of Hussmann's foreign operations grows, Management will continue to monitor whether it would be appropriate to use foreign currency risk management instruments to mitigate its larger exposures.

   In January 1999, the Company announced that it had entered into a definitive agreement to purchase Koxka. The purchase price established in the definitive agreement, (approximately $145 million) was denominated in Spanish Pesetas. Hussmann hedged the Peseta exposure to lock in to a U.S. Dollar purchase price of $145 million using forward currency exchange contracts.Any realized gains or losses from settling the forward contracts must be reflected in the income statement of the corresponding period. As such, Hussmann will record a one-time charge of approximately $10 million (pre-tax) in the first quarter of 1999.

 Interest Rate Risk

   As of December 31, 1998, Hussmann had $204.8 in long-term debt outstanding, $125 million of which represented senior note obligations with a fixed rate of 6 3/4%. The majority of the remaining balance represents amounts outstanding on the Company's unsecured revolving credit facility, with interest based on LIBOR (London Interbank Offer Rate). Given the current mix of the Company's outstanding indebtedness, the Company does not believe its exposure to short-term interest rate changes would be material.

 Commodity Risk

   Hussmann's products use copper wiring and tubing. As a result, Hussmann's results are subject to fluctuations in the price of copper. Hussmann uses hedging instruments to mitigate a portion of these risks. Overall, this hedging activity is not considered to be material to Hussmann's consolidated results of operations or financial position.

Item 8. Financial Statements and Supplementary Data

   The consolidated and combined financial statements and supplemental data required by this item are incorporated herein by reference to Hussmann's 1998 Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

   The information required for Executive Officers is reported in Part I of this report. Other information required by this item is incorporated herein by reference to the information contained under "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in Hussmann's proxy statement dated April 2, 1999, filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Proxy Statement").

Item 11.  Executive Compensation

   The information required by this item is incorporated herein by reference to the information contained under "Compensation of Directors" and "Executive Compensation and Other Information" in Hussmann's Proxy Statement (other than "Report of Management Resources and Compensation Committee" and "Performance Graph").

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The information required by this item is incorporated herein by reference to the information contained under "Beneficial Ownership of Common Stock" in Hussmann's Proxy Statement.

Item 13. Certain Relationships and Related Transactions

   The information required by this item is incorporated herein by reference to the information contained under "Certain Transactions" in Hussmann's Proxy Statement.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(A) 1. Financial Statements

   The consolidated and combined financial statements of Hussmann and its subsidiaries and the independent auditors' report thereon are incorporated herein by reference to Hussmann's 1998 Annual Report.

  2. Financial Statement Schedules

   All schedules are omitted because they are not required, not applicable or the information is given in the consolidated financial statements or notes thereto contained in Hussmann's 1998 Annual Report.

  3. Exhibits

   See the accompanying Exhibit Index for a list of Exhibits which are filed as a part of this Form 10-K.

(B) Reports on Form 8-K

   Hussmann filed a Current Report on Form 8-K and a Current Report on Form 8-K/A, each dated August 17, 1998, and filed on August 31 and October 30, 1998, respectively, to report the following:

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

       a) Financial statements of business acquired.

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

       b) Pro forma financial information.

     Introduction to Unaudited Pro Forma Combined Condensed Financial
     Statements.

     Unaudited Pro Forma Combined Condensed Statement of Operations for the year ended December 31, 1997.

     Unaudited Pro Forma Combined Condensed Statement of Operations for the six month period ended June 30, 1998.

     Unaudited Pro Forma Combined Condensed Balance Sheet at June 30, 1998.

   Hussmann also filed a Current Report on Form 8-K dated January 6, 1999 and filed on January 8, 1999 to report that Hussmann had signed a definitive agreement to acquire Koxka CE, S.A. ("Koxka"), a Spanish company listed on the Madrid Stock Exchange, by means of a public tender offer.

(C) Exhibits

   See Item 14(A)(3) above.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 22nd day of March, 1999.

                                          HUSSMANN INTERNATIONAL, INC.


                                                   /s/ Michael D. Newman
                                          By:
                                            ___________________________________
                                                       Michael D. Newman
                                               Senior Vice President-Chief
                                                    Financial Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on behalf of the registrant, this 22nd day of March, 1999.

             Signature                           Title
             ---------                           -----


        /s/ J. Larry Vowell          President and Chief
____________________________________ Executive Officer and
          J. Larry Vowell            Director (principal
                                     executive officer)

       /s/ Michael D. Newman         Senior Vice President-Chief
____________________________________ Financial Officer (principal
         Michael D. Newman           financial officer)

        /s/ Richard G. Cline         Chairman of the Board and
____________________________________ Director
         Richard G. Cline

         /s/ J. Joe Adorjan          Director
____________________________________
           J. Joe Adorjan

     /s/ Lawrence A. Del Santo       Director
____________________________________
       Lawrence A. Del Santo

      /s/ R. Randolph Devening       Director
____________________________________
        R. Randolph Devening

        /s/ Archie R. Dykes          Director
____________________________________
          Archie R. Dykes

      /s/ Victoria B. Jackson        Director
____________________________________
        Victoria B. Jackson

        /s/ Thomas G. Korte          Vice President-Corporate
____________________________________ Controller (principal
          Thomas G. Korte            accounting officer)

                                 Exhibit Index

 Exhibit No.                             Description
 -----------                             -----------
 2.1         Agreement Relating to Hussmann McAlpine Limited dated August 17,
             1998 between Hussmann Netherlands B.V. and Barry Edward Brill and
             Allan Francis Cotter, Phillip Joseph Miller, Howard James Small,
             and Robert Charles Todd and Kevin Stainer (incorporated by reference to Exhibit 2 to Hussmann International, Inc.'s Form 8-K
             filed with the Securities and Exchange Commission ("SEC") on
             August 31, 1998).
 2.2*        Share Purchase Agreement dated January 6, 1999 between Hussmann
             International, Inc. and Vicente Guibert Azcue, Ramon Guibert
             Encio, Inigo Guibert Encio, Jose Iriondo Murua, Juan Felix Iriondo
             Altuna, Maria Elena Iriondo Altuna, Maria Teresa Iriondo Altuna,
             and Florita Iriondo Altuna (the definitive agreement to acquire
             Koxka).
 3(i)        Certificate of Incorporation (incorporated by reference to Exhibit
             3(i).1 to Hussmann International, Inc.'s Registration Statement on
             Form 10/A No. 3 (Post-Effective Amendment No. 1) (Commission File
             No. 1-13407) (the "Form 10")).
 3(ii)       By-Laws (incorporated by reference to Exhibit 4.3 to Hussmann
             International, Inc.'s Registration Statement on Form S-8 relating to its Retirement Savings Plans (Registration No. 333-44623) (the
             "RSP Form S-8")).
 4.1         Credit Agreement dated as of January 23, 1998 among Hussmann
             International, Inc., various financial institutions and Bank of
             America National Trust and Savings Association, as administrative agent (the "Credit Agreement") (incorporated by reference to
             Exhibit 4 to Hussmann International, Inc.'s Form 8-K filed with the SEC on May 27, 1998).
 4.2         First Amendment dated as of May 29, 1998 to the Credit Agreement
             (incorporated by reference to Exhibit 4 to Hussmann International,
             Inc.'s Form 8-K filed with the SEC on May 27, 1998).
 4.3*        Second Amendment dated as of January 15, 1999 to the Credit
             Agreement.
 4.4         Certificate of Designation of Series A Junior Participating
             Preferred Stock (incorporated by reference to Exhibit 4.2 to the
             RSP Form S-8).
 4.5         Rights Agreement, dated as of December 31, 1997, between Hussmann
             International, Inc. and First Chicago Trust Company of New York
             (incorporated by reference to Exhibit 4.4 to the RSP Form S-8).
 4.6*        Indenture dated as of May 22, 1998 by and between Hussmann
             International, Inc. and The Bank of New York.
 10.1        Distribution and Indemnity Agreement dated as of December 31, 1997 among Hussmann International, Inc., Hussmann Corporation and
             Whitman Corporation (incorporated by reference to Exhibit 2.1 to
             Hussmann International, Inc.'s Form 8-K filed with the SEC on
             February 17, 1998).
 10.2        Tax Sharing Agreement dated as of December 31, 1997 among Hussmann
             International, Inc., Hussmann Corporation and Whitman Corporation
             (incorporated by reference to Exhibit 2.2 to Hussmann
             International, Inc.'s Form 8-K filed with the SEC on February 17,
             1998).
 10.2        Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Hussmann International, Inc.'s Form
             10-Q filed with the SEC on May 14, 1998).
 10.3        Form of Option Agreement (incorporated by reference to Exhibit
             10.4 to Hussmann International, Inc.'s Form 10-K filed with the
             SEC on March 31, 1998).**
 10.4        Form of Restricted Stock Award (incorporated by reference to
             Exhibit 10.4 to Hussmann International, Inc.'s Form 10-K filed with the SEC on March 31, 1998).**
 10.5        Change in Control Agreement (incorporated by reference to Exhibit
             10.5 to Hussmann International, Inc.'s Registration Statement on
             Form 10/A No. 1 (Commission File No.
             1-13407)).**

                                 Exhibit Index

 Exhibit No.                             Description
 -----------                             -----------
 10.6        Agreement between the Registrant and Richard G. Cline
             (incorporated by reference to Exhibit 10.5 to the Form 10).**
 10.7        Stock Option Agreement dated as of January 30, 1998 between
             Hussmann International, Inc. and Richard G. Cline (incorporated by reference to Exhibit 10.8 to Hussmann International, Inc.'s
             Form 10-Q filed with the SEC on May 14, 1998).**
 10.8        Employment Agreement dated as of April 9, 1998 between Hussmann
             International, Inc. and J. Larry Vowell (incorporated by reference to Exhibit 10.9 to Hussmann International, Inc.'s Form 10-Q filed with the SEC on May 14, 1998).**
 10.9*       Deferred Compensation Plan for Directors.**
 10.10*      Form of Deferred Compensation and Payment Agreement for
             Directors.**
 13*         Annual Report to Shareholders.
 21*         Subsidiaries of Hussmann International, Inc.
 23*         Consent of KPMG LLP.
 27*         Financial Data Schedules.
 99*         Press release dated March 30, 1999.

--------
*Filed herewith.
**Management compensation plan or agreement.