Form 10-Q
period 1999-03-31
HUSSMANN INTERNATIONAL INC
filed 1999-05-14
CIK 1046128

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-Q

(Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1999

                                                          or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from  ____________to____________

         Commission file number: 01-13407



                          Hussmann International, Inc.
             (Exact name of registrant as specified in its charter)


         Delaware                                      43-1791715
------------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


12999 St. Charles Rock Road, Bridgeton, Missouri               63044-2483
------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)



                                 (314) 291-2000
------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---



Common Stock outstanding at March 31, 1999: 50,804,000 shares

PART I.  FINANCIAL INFORMATION


Item 1. Financial Statements

                  HUSSMANN INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (Unaudited; Dollars in millions, except per share data)

                                                                        Three Months Ended
                                                                            March 31,
                                                            -------------------------------------------
                                                                   1999                   1998
                                                            --------------------   --------------------
Revenues                                                           $   271.1              $   245.9

Cost of goods sold                                                     226.1                  205.1
                                                            --------------------   --------------------

Gross profit                                                            45.0                   40.8

Selling, general and administrative expenses                            33.0                   29.6
                                                            --------------------   --------------------

Operating income                                                        12.0                   11.2

Whitman charges                                                          -                      1.5

Interest expense:
  Whitman                                                                -                      1.0
  Other                                                                  4.3                    3.4
                                                            --------------------   --------------------

   Total interest expense                                                4.3                    4.4

Foreign exchange (loss) on purchase price hedge                        (10.3)                   -

Other income, net                                                        0.5                    0.9
                                                            --------------------   --------------------

Income (loss) before income tax expense
  (benefit) and minority interests                                      (2.1)                   6.2

Income tax expense (benefit)                                            (0.8)                   2.3
                                                            --------------------   --------------------

Net income (loss) before minority interests                             (1.3)                   3.9

Minority interests                                                       0.5                    0.3
                                                            --------------------   --------------------

Net income (loss)                                                   $   (0.8)             $     4.2
                                                            ====================   ====================


Basic and diluted earnings (loss) per share                         $   (0.02)            $     0.08

Weighted average shares used in computing                               50.8                   50.9
  basic earnings per share (in millions)

Weighted average shares used in computing                               50.8                   51.8
  diluted earnings per share (in millions)

See accompanying notes to consolidated financial statements.

                  HUSSMANN INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in millions, except share data)

                                                                               (Unaudited)
                                                                                March 31,            December 31,
                                                                                  1999                   1998
                                                                           --------------------  ---------------------
ASSETS
Current assets:
      Cash and cash equivalents                                                    $    49.9              $    26.1
      Receivables, net of allowance for doubtful
         accounts of $5.4 and $2.7, respectively                                       261.6                  285.3
      Inventories                                                                      137.9                  106.9
      Other current assets                                                              11.8                   11.5
                                                                           --------------------  ---------------------
          Total current assets                                                         461.2                  429.8

Property and equipment, net                                                            183.1                  168.4
Goodwill, net                                                                          106.3                   29.4
Other assets                                                                            23.9                   26.1
                                                                           --------------------  ---------------------
          Total assets                                                             $   774.5              $   653.7
                                                                           ====================  =====================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Short-term debt and current maturities
         of long-term debt                                                         $    26.3              $    16.9
      Accounts payable                                                                 132.1                  137.5
      Income taxes payable                                                               3.9                    9.1
      Accrued expenses                                                                  49.6                   72.7
                                                                           --------------------  ---------------------
          Total current liabilities                                                    211.9                  236.2

Long-term debt                                                                         354.3                  200.7
Other liabilities                                                                       34.1                   31.3
                                                                           --------------------  ---------------------
          Total liabilities                                                            600.3                  468.2
                                                                           --------------------  ---------------------

Shareholders' equity:
      Preferred stock, $.001 par value,
          20,000,000 shares authorized, none
          issued or outstanding                                                          -                      -
      Common stock, $.001 par value, 150,000,000
          shares authorized, 51,047,000 shares
          issued, 50,804,000 shares outstanding                                          0.1                    0.1
      Additional paid-in capital                                                        91.0                   90.6
      Retained earnings                                                                159.2                  161.0
      Cumulative translation adjustment                                                (69.2)                 (59.3)
      Minimum pension liability adjustment, net                                         (2.9)                  (2.9)
      Treasury stock, at cost, 243,000 shares                                           (4.0)                  (4.0)
                                                                           --------------------  ---------------------
          Total shareholders' equity                                                   174.2                  185.5
                                                                           --------------------  ---------------------
          Total liabilities and shareholders'
              equity                                                               $   774.5              $   653.7
                                                                           ====================  =====================

See accompanying notes to consolidated financial statements.

                 HUSSMANN INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Unaudited; Dollars in millions)

                                                                                                  Three Months Ended
                                                                                                      March 31,
                                                                                          -----------------------------------
                                                                                                1999               1998
                                                                                          ----------------   ----------------
Cash flows from operating activities:
      Net income (loss)                                                                       $    (0.8)       $      4.2
      Adjustments to reconcile net income (loss) to net
         cash provided by (used in) operating
         activities:
           Depreciation and amortization                                                            6.2               6.0
           Changes in assets and liabilities,
               exclusive of acquisitions:
                (Increase) decrease in receivables                                                 60.0             (24.2)
                (Increase) decrease in inventories                                                 (4.6)             36.0
                Decrease in accounts payable                                                      (25.9)            (24.2)
                Decrease in income taxes payable                                                   (9.2)            (10.5)
                Decrease in accrued expenses                                                      (23.3)            (15.1)
                Net change in other assets and liabilities                                          9.2              (3.1)
                                                                                         ----------------   ----------------
Net cash provided by (used in) operating activities                                                11.6             (30.9)

Cash flows from investing activities:
      Capital investments                                                                          (8.2)             (6.8)
      Business acquired, net of cash                                                             (128.7)              -
      Other                                                                                         6.3               0.2
                                                                                         ----------------   ----------------
Net cash used in investing activities                                                            (130.6)             (6.6)

Cash flows from financing activities:
      Net increase (decrease) in short-term debt                                                   (5.0)             12.3
      Settlement of Whitman obligations, net                                                        -              (221.7)
      Proceeds from issuance of long-term debt                                                    154.6             270.0
      Principal payments on long-term debt                                                          -               (23.4)
      Dividends paid                                                                               (1.0)              -
                                                                                         ----------------   ----------------
Net cash provided by financing activities                                                         148.6              37.2

Effects of exchange rate changes on cash and cash
   equivalents                                                                                     (5.8)             (0.2)
                                                                                         ----------------   ----------------
Net change in cash and cash equivalents                                                            23.8              (0.5)
Cash and cash equivalents, beginning of period                                                     26.1              38.4
                                                                                         ----------------   ----------------
Cash and cash equivalents, end of period                                                      $    49.9         $    37.9
                                                                                         ================   ================

See accompanying notes to consolidated financial statements.

                  HUSSMANN INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (Unaudited; Dollars in millions)



1.       BASIS OF PRESENTATION

The accompanying unaudited financial statements present the operations of Hussmann International, Inc. and subsidiaries ("Hussmann" or the "Company") for the three months ended March 31, 1999 and 1998. On January 30, 1998, Whitman Corporation ("Whitman") distributed to its shareholders, all of the outstanding stock of Hussmann (the "Distribution"). Prior to the Distribution, all of Hussmann's subsidiaries, including Hussmann Corporation, and its wholly-owned subsidiaries and other Hussmann companies owned by Whitman but directly managed by Hussmann, were subsidiaries of Whitman. Hussmann became an independent, publicly traded company on January 30, 1998.

Prior to the Distribution, the historical financial statements were combined for financial reporting purposes. For all periods presented herein, the financial statements will be referred to as consolidated financial statements.

The accompanying unaudited consolidated financial statements, in the opinion of Management, include all adjustments (consisting of normal, recurring items) necessary to present fairly Hussmann's consolidated financial position and results of its operations and cash flows for the periods presented. The unaudited consolidated financial statements are presented in accordance with requirements of Regulation S-X and consequently do not include all disclosures required by generally accepted accounting principles. The interim results are not necessarily indicative of the results that may be expected for a full year. Certain prior year amounts have been reclassified to conform to current year presentation.

2.       EARNINGS PER SHARE

Although the Distribution did not occur until January 30, 1998, for purposes of 1998's presentation, Hussmann has calculated earnings per share on a pro forma basis assuming the Distribution occurred at January 1, 1998, for both basic and diluted earnings per share.

The number of shares of Hussmann Common Stock used in the calculation of earnings per share for the three months ended March 31, is as follows (in thousands):

                                                               1999        1998
                                                             --------    --------
Weighted average shares outstanding - basic                    50,791      50,851
Dilutive effect of stock options                                  -           958
                                                             --------    --------
Weighted average shares outstanding - diluted                  50,791      51,809
                                                             ========    ========

Since Hussmann recorded a net loss for the three months ended March 31, 1999, all options to purchase shares of Hussmann Common Stock outstanding during the first quarter of 1999 were excluded from the calculation of diluted EPS.

For 1998 all outstanding Hussmann stock options were included in the computation of diluted earnings per share.

3.       INVENTORIES

Inventories consist of the following:

                                                   March 31,    December 31,
                                                     1999           1998
                                                   ---------    ------------
Raw materials and work in process                  $    92.0     $    81.2
Finished goods                                          45.9          25.7
                                                   ---------     ---------
Total                                              $   137.9     $   106.9
                                                   =========     =========

4.       PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

                                              March 31,    December 31,
                                                1999           1998
                                             ----------   -------------
Land                                          $     6.5     $     5.3
Buildings and improvements                         92.2          81.8
Machinery and equipment                           208.0         212.3
                                             ----------   -------------
Total property and equipment                      306.7         299.4
Accumulated depreciation                         (153.3)       (157.6)
Construction in progress                           29.7          26.6
                                             ----------   -------------
                                              $   183.1     $   168.4
                                             ==========   =============

5.       BUSINESS SEGMENT INFORMATION

As the products and services sold by Hussmann are similar throughout the world, Hussmann manages its business with separate senior management teams responsible for geographic regions. The following segments correspond to these geographic regions.

The following tables present financial information for each of these business segments as of and for the three months ended March 31:

                                                                                                Operating
                                                                 Revenues                         Income
                                                         -------------------------     -----------------------------
                                                            1999          1998            1999             1998
                                                         -----------   -----------     ------------    -------------
   U.S. and Canada                                          $204.0        $196.7           $24.8           $18.9
   Europe (U.K. and Spain)                                    35.6          22.7            (2.5)           (2.4)
   Other International                                        31.5          26.5            (3.5)            1.4
                                                         -----------   -----------     ------------    -------------
     Total                                                  $271.1        $245.9            18.8            17.9
                                                         ===========   ===========
   Corporate administrative
      expenses                                                                              (6.8)           (6.7)
                                                                                       ------------    -------------
   Total operating income                                                                  $12.0           $11.2
                                                                                       ============    =============

                      Identifiable Assets                March 31,   December 31,
                                                           1999          1998
                                                         ---------   ------------
     U.S. and Canada                                     $   332.6    $   358.3
     Europe                                                  227.1         79.4
     Other International                                     137.1        160.9
     Corporate                                                77.7         55.1
                                                         ---------    ---------
                                                         $   774.5    $   653.7
                                                         =========    =========

6.       COMPREHENSIVE INCOME

Comprehensive income (loss) for the three months ended March 31, consists of the following:

                                                        1999      1998
                                                       -------   ------
   Net income (loss)                                   $  (0.8)  $  4.2
   Foreign currency translation adjustment                (9.9)    (1.5)
                                                       -------   ------
   Comprehensive income (loss)                         $ (10.7)  $  2.7
                                                       =======   ======

7.  BUSINESS COMBINATION

On March 23, 1999, Hussmann completed its acquisition of Koxka C.E., S.A. ("Koxka"). Hussmann acquired virtually 100% of the outstanding stock of Koxka through a cash tender offer. Koxka manufactures a complete line of commercial and industrial refrigeration products at five manufacturing facilities located throughout Spain.

Hussmann paid approximately $135.0 in cash for the acquisition. This excludes the $10.3 loss related to the purchase price hedge, used by the Company to lock-in the U.S. Dollar purchase price of $145.0. Since only direct costs of an acquisition can be capitalized in determining the purchase price of an acquisition, the loss on the hedging instruments was expensed during the first quarter of 1999. The purchase price was principally funded with proceeds available under Hussmann's 5-year unsecured revolving credit facility (the "Credit Facility"). The acquisition of Koxka will be accounted for using the purchase method of accounting, and accordingly, the purchase price will be allocated to the assets acquired and the liabilities assumed based upon their estimated fair market value. This allocation process will be substantially completed during the second quarter of 1999. The amounts reflected in the March 31, 1999, consolidated balance sheet represent the amounts reported for Koxka prior to application of purchase accounting. Hussmann is reporting goodwill associated with the acquisition of approximately $80.0, which will be amortized over the period to be benefited, 40 years. The ultimate amount of goodwill to be recorded for the acquisition may differ materially from the amount currently reflected, once all purchase accounting entries are recorded.

Since the acquisition closed on March 23, 1999, there was no significant impact to the Company's consolidated statement of operations for the 1999 period presented. Koxka will be managed and accounted for in the Company's European business segment.

                 Hussmann International, Inc. and Subsidiaries
                             (Dollars in millions)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

Hussmann manufactures, sells, installs and services merchandising and refrigeration systems for the world's commercial food industry. Products include refrigerated and non-refrigerated display merchandisers, refrigeration systems and controls, beverage coolers, air handlers, evaporative condensers, heat exchange coils and walk-in storage coolers and freezers. Hussmann operates in three geographic segments: U.S. and Canada, Europe (U.K. and Spain) and Other International, which includes Mexico, Latin America, Asia-Pacific, New Zealand, and Australia.

As previously stated, on January 30, 1998, Hussmann was spun off from Whitman and became an independent, publicly traded company. The following table provides a reconciliation of what Management believes the 1998 operating results would have been had Hussmann been an independent, publicly traded company, excluding the impact of the Whitman intercompany charges, and including the impact of borrowings under the five-year unsecured revolving credit facility, entered into by the Company in January 1998 (the "Credit Facility"). Management believes the unaudited pro forma consolidated operating results for 1998 provide a more meaningful presentation for purposes of analyzing the Company's financial performance.

                                       Three Months Ended March 31, 1998
                                   -------------------------------------------
                                                     Pro Forma
                                      Actual        Adjustments    Pro Forma
  ----------------------------------------------------------------------------
  Revenues                            $245.9            -           $245.9
  Operating income                      11.2            -             11.2
  Whitman charges                        1.5           (1.5)           -
  Total interest expense                 4.4            0.2            4.6
  Pretax income                          6.2            1.3            7.5
  Income tax expense                     2.3            0.5            2.8
  Net income                             4.2            0.8            5.0
  ----------------------------------------------------------------------------

  Diluted EPS                         $ 0.08         $ 0.02         $ 0.10
  ----------------------------------------------------------------------------

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1999 COMPARED WITH PRO FORMA THREE MONTHS ENDED MARCH 31, 1998.

REVENUES

Revenues for the three months ended March 31, 1999, of $271.1 were $25.2 or 10% over the same period 1998 revenues of $245.9. Revenues increased in all three geographic segments. The following table provides a summarized analysis:

                                                             % Increase
                                        1999     $ Change    (decrease)
                                      Revenues     1998         1998
  -----------------------------------------------------------------------
  U.S. and Canada                     $ 204.0    $   7.3          4%
  Europe                                 35.6       12.9         57
  Other International                    31.5        5.0         19
  -----------------------------------------------------------------------

  Total                               $ 271.1    $  25.2         10%
  -----------------------------------------------------------------------

The 4% increase in revenues in the U.S. and Canada was principally driven by continued strong U.S. supermarket and specialty case demand. The increase in revenues in Europe of 57% was due to strong demand from the U.K.'s service and contracting business. The 19% increase in revenues or $5.0 in Other International was principally due to the third quarter 1998 acquisition of McAlpine Investments Limited ("MIL"). Excluding MIL, revenues would have decreased nearly 30%. This decrease relates to revenues in Mexico and Brazil. As we reported last year, revenues in Mexico were record setting for the first half of 1998. Revenues in Brazil were negatively impacted by the substantial devaluation of the Brazilian Real during the first quarter of 1999.

GROSS PROFIT

Gross profit increased comparably to the 10% increase in revenue. Gross profit as a percent of revenue was flat at 16.6% compared to 1998. Significant improvements in the U.S. and Canada were offset by a lower margin mix of revenue in the U.K. and at the Company's new distribution acquisition, MIL. Gross profit in Mexico was also down from the record setting performance in 1998, mainly due to volume.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE.

Total selling, general and administrative ("SG&A") expenses increased 11% to $33.0 in 1999 from $29.6 in 1998. The increase in SG&A expenses relates to the MIL acquisition, the BaaN Global Information System Project ("ERP"), costs associated with the Year 2000 issue and the timing of costs in the U.K.

OPERATING INCOME

Operating income in 1999 of $12.0 was 7% or $0.8 greater than that reported for the comparable period in 1998. This increase was solely attributable to the 31% increase in operating income in the U.S. and Canada. The following table summarizes the fluctuations in operating income by segment:

                                       1999                  % Increase
                                    Operating    $ Change    (decrease)
                                      Income        1998         1998
  -----------------------------------------------------------------------
  U.S. and Canada                    $  24.8     $   5.9         31%
  Europe                                (2.5)       (0.1)        (4)
  Other International                   (3.5)       (4.9)      Unfav
  -----------------------------------------------------------------------
                                        18.8         0.9          5

  Corporate admin. expenses             (6.8)       (0.1)         1
  -----------------------------------------------------------------------

  Total operating income             $  12.0     $   0.8          7%
  -----------------------------------------------------------------------

The increase in the U.S. and Canada was due to increased volume, productivity and efficiency improvements, the continued soft markets for commodity prices, and enhancements in materials management. The operating loss in Europe was essentially flat against the prior year operating loss of $2.4. Although revenues in the U.K. improved 57% over 1998, the majority of the U.K.'s revenues in the first quarter of 1999 were derived from lower margin service and contracting revenues. Operating income for Other International operations decreased $4.9 from the $1.4 operating income recorded during the first quarter of 1998, to an operating loss of $3.5 reported in 1999. This decrease is mainly due to lower 1999 volume in Mexico and the negative operating income margins at MIL in the first quarter of 1999. The negative operating margins at MIL are typical for this time of year.

OTHER INCOME/OTHER EXPENSE

The Company recognized a one-time $10.3 pretax loss associated with the hedge of the Koxka purchase price, which is included in other expense. Since Koxka was a publicly traded company, the purchase price was denominated in Spanish Pesetas. In order to avoid foreign currency exposure over the extended period involved in completing the acquisition, Management hedged the Company's Peseta exposure to lock-in a U.S. Dollar purchase price of $145.0. The $10.3 loss associated with the financial instruments used to hedge the Koxka purchase price (the "Koxka Charge") has been reflected in the consolidated statement of operations as foreign exchange loss on purchase price hedge.

INTEREST EXPENSE

Interest expense of $4.3 decreased $0.3 or 7% from 1998 to 1999, primarily due to better management of international debt and positive cash flow from working capital. Long-term debt increased $154.6 primarily due to the acquisition of Koxka. The acquisition was consummated on March 23, 1999, and therefore, the consolidated statement of operations includes only one week of interest expense for debt associated with the acquisition. For 1998's pro forma financial statement presentation, it was assumed that $240.0 in borrowings were outstanding for the period January 1, 1998 through the Distribution.

EFFECTIVE INCOME TAX RATE

Hussmann's effective income tax rate was 38.0% for the three months ended March 31, 1999, or 1.0 points higher than the 1998 pro forma effective rate of 37.0%. This higher effective tax rate is principally due to the anticipated increase in earnings from Hussmann's U.S. operations in 1999, which typically have a higher effective tax rate than Hussmann's international operations.

NET INCOME AND EARNINGS PER SHARE

Net income, excluding the previously announced Koxka Charge, increased 12% to $5.6 from $5.0 for the same period of 1998, reported on a pro forma basis. Earnings per diluted share increased 10% to 11 cents from 10 cents per diluted share for the same period of 1998. The after-tax impact of the Koxka Charge was $6.4, or 13 cents per diluted share.

LIQUIDITY, FINANCIAL CONDITION AND CAPITAL RESOURCES

CASH FLOWS FROM OPERATIONS

As anticipated, Hussmann collected late fourth quarter 1998 sales during the first quarter of 1999, which drove the substantial improvements in cash flows from operations when compared with the same period of 1998. During the first quarter of 1999, the Company provided cash from operations of $11.6 compared to a use of cash of $30.9 in the same period of 1998. This significant improvement in cash flow from operations was principally driven by the approximate $42.0 improvement in working capital.

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in investing activities was $130.6 and $6.6 for the three months ended March 31, 1999 and 1998, respectively. The main component in 1999 cash flows used in investing activities is attributable to the purchase price of Koxka, excluding cash acquired. The increase in capital investments relates to the timing of spending on Hussmann's ERP project and productivity and efficiency programs in the U.S. and Canada. Included in other cash flows from investing activities, are the cash proceeds from the sale of the Company's interest in an airplane and the sale of the U.K.'s Glasgow manufacturing facility located in Scotland. The Glasgow facility was the main focus of the 1997 U.K. restructuring previously reported by the Company.

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash provided by financing activities was $148.6 and 37.2 for the three months ended March 31, 1999 and 1998, respectively. The significant increase in 1999's reported balance represents the proceeds from long-term debt to finance the acquisition of Koxka. For 1998, the net proceeds from long-term debt of $270.0 were primarily used to settle the Company's obligations to Whitman and to fund working capital. In January 1998, Hussmann paid Whitman approximately $240.0 to extinguish its intercompany notes and to pay a cash dividend to Whitman of approximately $80.0.

In January 1998, Hussmann entered into the Credit Facility with a syndicate of commercial banks and financial institutions, which enables Hussmann to borrow funds at variable interest rates on a revolving credit basis up to an aggregate principal amount of $350.0. The Company borrowed $270.0 under the Credit Facility in January 1998, the majority of which was used to settle the Company's obligations with Whitman.

Additionally, on June 2, 1998, Hussmann issued $125.0 of its $250.0 shelf registration of 6.75% senior notes due 2008 (the "Shelf Registration"). The net proceeds from the issuance were used to pay down amounts previously borrowed under the Credit Facility.

On March 22, 1999, Hussmann borrowed approximately $145.0 under the Credit Facility to fund the acquisition of Koxka and to pay related expenses. At March 31, 1999, $125.0 was outstanding under the Credit Facility. In addition, at March 31, 1999, Hussmann had $66.2 of uncommitted lines-of-credit available in the U.S. There were no advances under the uncommitted lines-of-credit outstanding at March 31, 1999.

Management believes cash flows from operations, unused amounts available under the Credit Facility and the Shelf Registration, and access to capital markets will be sufficient to satisfy Hussmann's future working capital, capital investment, acquisition and other financing requirements for the foreseeable future. Management also believes Hussmann will be able to access capital markets on satisfactory terms, although there can be no assurance that will be the case.

NON-U.S. OPERATIONS

The most significant non-U.S. operations are located in Canada, Mexico, the U.K. and Spain, with smaller operations located in, among other countries, Brazil, New Zealand, Australia, and China. Because the majority of Hussmann's non-U.S. entities conduct business in their respective local currencies, Hussmann is subject to foreign currency risks when translating its non-U.S. entity financial statements into U.S. Dollars for financial reporting purposes. In addition to foreign currency translation risks faced by Hussmann, other risks associated with non-U.S. operations include the potential for restrictive actions taken by host country governments, risks relating to non-U.S. economic and political conditions, and risks relating to limits on the transfer of funds from non-U.S. entities to Hussmann. Hussmann does not currently use foreign currency risk management instruments to manage its financial statement exposures to changes in foreign currency exchange rates, however, due to the growth in Hussmann's foreign operations, Management is reassessing this policy to determine the appropriateness of using foreign currency risk management instruments.

NEW ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board issued its Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management is currently assessing the effects of this statement on the Company's consolidated financial statements and notes thereto. However, given the Company's current policy regarding foreign currency risk management instruments and other hedging activities, Management does not believe SFAS 133 will have a significant impact on Hussmann's consolidated results of operations, financial condition or cash flows.

YEAR 2000

The Company has assessed the Year 2000 ("Y2K") issue as it relates to information technology ("IT") and has determined it must modify or upgrade certain portions of the hardware and software in its information systems. The Company is utilizing both internal and external resources to complete the reprogramming, upgrades and testing necessary to complete this modification and replacement process. The Company's Y2K efforts are being carried out by the Company's Y2K Team which has created a plan to complete Y2K reprogramming and testing of the Company's information systems ("the Plan") by June 30, 1999. Progress against the Plan is monitored and reported to Management and to the Audit and Finance Committee of the Board of Directors on a regular basis. The Y2K Team believes it remains on schedule, according to the Plan. As of March 31, 1999, the Company has incurred approximately $2.5 related to Y2K work and anticipates the cost of its remaining Y2K work (which will be incurred over the next 9 to 15 months) to total about $2.5. Management does not expect these costs to not have a material adverse effect on Hussmann's results of operations, financial condition or cash flows.

The Company is continuing to address its non-IT Y2K issues. The Company's Y2K Team is reviewing equipment embedded with microprocessors, products sold and service contracts entered into, to determine what exposure, if any, the Company has in this area. Given the far reaching implications of these non-IT Y2K issues, some of which cannot be predicted or anticipated, the Company is unable to estimate the ultimate costs related to its non-IT Y2K issues, however, based upon results of reviews performed to date, Management does not believe such costs will be material.

Also as part of the non-IT Y2K Plan, the Company is assessing the Y2K compliance status of third parties with which it does business. The Company has contacted its key suppliers and customers to evaluate their Y2K readiness. Contingency plans to help protect the Company's business from Y2K related interruptions have been developed. The Company will continue to reassess its contingency plans as it completes this review process.

The expected costs of the projects and the date on which Hussmann plans to complete all of the Y2K work are based on Management's best estimates, which are derived from numerous assumptions about future events, including the availability of certain resources, third-party modification plans, and other factors. However, there can be no guarantee these estimates will be achieved and actual results could differ materially from those plans. As previously stated, certain of the non-IT Y2K issues have far reaching implications, some of which cannot be anticipated or predicted with any degree of certainty. Specific factors that might cause material differences include, but are not limited to, the availability and cost of personnel trained in this area, and the ability to identify and correct all relevant computer codes. In addition, there can be no assurances the systems or products of third parties on which the Company relies will be timely converted or that a failure by a third party, or a conversion incompatible with the Company's systems, would not have a material adverse effect on the Company.

OTHER

The reconfiguration of the Bridgeton plant and the plant consolidation of the production of refrigeration systems, discussed in previous filings with the Securities and Exchange Commission (the "SEC"), remain essentially on schedule. The new Atlanta plant opened during the third quarter of 1998 and the Bridgeton refrigeration production is scheduled to close in the second quarter of 1999. The new Bridgeton case line is scheduled to begin production during the third quarter of 1999.

Due to the initial construction problems encountered in Mexico, and a reassessment of its Mexican operations and the Mexican economy, Hussmann has put the development of the leased facility in Toluca, Mexico on hold.

Hussmann may continue to repurchase Hussmann Common Stock from time to time, to offset dilution resulting from the exercise of stock options in accordance with the common stock repurchase plan approved by the Board of Directors.

SAFE HARBOR STATEMENT

In addition to the historical information presented in this quarterly report, the Company has made and will make certain forward-looking statements in this report, other reports filed by the Company with the SEC, reports to shareholders and in certain other contexts relating to future revenues, costs, expenses, production schedules, profitability, financial resources, and the Y2K issue, among others. Statements relating to the foregoing or that predict or indicate future events and trends and which do not relate solely to historical matters identify forward-looking statements. Forward-looking statements are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are based on Management's beliefs as well as assumptions made using information currently available to Management. Accordingly, Hussmann's actual results may differ materially from those projected, expressed or implied in such forward-looking statements due to known and unknown risks and uncertainties that exist in Hussmann's operations and business environment, including, among other factors:
1) the failure by Hussmann to produce anticipated cost savings, improve productivity, or create efficiencies; 2) the timing and magnitude of capital investments; 3) economic and market conditions in the U.S. and worldwide; 4) currency exchange rates; 5) changes in customer spending levels and demand for new products; 6) cost and availability of raw materials; 7) the continuation of growth in significant developing markets such as in Mexico, South America and Asia-Pacific; 8) overall competitive activities; 9) failure of the Company, its suppliers or vendors to achieve Y2K compliance in a timely manner; 10) the ability of Hussmann to successfully integrate the Koxka operations into its business; and 11) other risks associated with the Company's operations. Although the Company believes that its forward-looking statements are based on reasonable assumptions, there can be no assurance that actual results, performance or achievements will not differ materially from any future results, performance or achievements projected, expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

FOREIGN CURRENCY RISK

Hussmann's non-U.S. entities conduct the majority of their business in their respective local currencies. Therefore Hussmann is subject to foreign currency risks when translating its non-U.S. entity financial statements into U.S. Dollars for financial reporting purposes. However, the Company is not significantly exposed to foreign currency translation. Hussmann currently does not use foreign currency risk management instruments to manage its exposure to changes in currency exchange rates. However, as the significance of Hussmann's foreign operations grows, Management will continue to monitor whether it would be appropriate to use foreign currency risk management instruments to mitigate its larger exposures.

Management will utilize foreign currency instruments to manage exposures it may have on known individually significant foreign currency transactions and balances. There were no significant balances outstanding as of March 31, 1999. As previously announced, Hussmann hedged the purchase price established in the agreement to purchase Koxka which was denominated in Spanish Pesetas. Hussmann hedged the Peseta exposure to lock-in a U.S. Dollar purchase price of $145.0 using forward currency exchange contracts. The realized loss of $10.3 from settling these forward contracts is reflected in the consolidated statement of operations as foreign exchange loss on purchase price hedge.

INTEREST RATE RISK

As of March 31, 1999, Hussmann had $359.5 in long-term debt outstanding, $125.0 of which represented senior note obligations with a fixed rate of 6.75%. The majority of the remaining balance represents amounts outstanding on the Company's Credit Facility, with interest based on LIBOR (London Interbank Offer
Rate). Given the current mix of the Company's outstanding indebtedness, the Company does not believe its exposure to short-term interest rate changes would be material.

COMMODITY RISK

Hussmann's products use copper wiring and tubing. As a result, Hussmann's results are subject to fluctuations in the price of copper. Hussmann uses hedging instruments to mitigate a portion of these risks. Overall, this hedging activity is not considered to be material to Hussmann's consolidated results of operations, financial position or cash flows.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

Exhibits

Exhibit
Number            Exhibit
-------           -------
27                Financial Data Schedule
                  (filed electronically with the SEC only)

(b)   Reports on Form 8-K

1. On January 8, 1999, Hussmann filed a Current Report on Form 8-K dated January 6, 1999, which reported the following item:

      Item 5 (Other Events) to report that Hussmann had signed a definitive agreement to acquire Koxka C.E., S.A. ("Koxka") by means of a public tender offer.

2. On April 7, 1999, Hussmann filed a Current Report on Form 8-K dated March 23, 1999, which reported the following items:

      Item 2 (Acquisition or Disposition of Assets) to report that Hussmann had completed the acquisition of Koxka by means of a public tender offer.

      Item 7 (Financial Statements and Exhibits) to report that the audited financial statements and unaudited pro forma financial information required by this item with respect to the Koxka acquisition will be filed by amendment to the Form 8-K no later than June 7, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            HUSSMANN INTERNATIONAL, INC.

                                            /s/ Thomas G. Korte
                                            ---------------------------
                                                        Thomas G. Korte
                                                         Vice President
                                               and Corporate Controller
                                            (as duly authorized officer
                                               and principal accounting
Dated: May 14, 1999                          officer of the registrant)