Form 10-Q
period 1999-06-30
HUSSMANN INTERNATIONAL INC
filed 1999-08-16
CIK 1046128

                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                             Form 10-Q

(Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the quarterly period ended June 30, 1999

                                 or

( )  Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

     For the transition period from              TO
                                    ------------    ------------

                  Commission file number: 01-13407
                                         ----------

                    Hussmann International, Inc.
       (Exact name of registrant as specified in its charter)

           Delaware                                43-1791715
--------------------------------------------------------------------------
(State or other jurisdiction          (I.R.S. Employer Identification No.)
of incorporation or organization)


12999 St. Charles Rock Road, Bridgeton, Missouri            63044-2483
--------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

                             (314) 291-2000
--------------------------------------------------------------------------
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

Common Stock outstanding at June 30, 1999: 50,867,000 shares.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             HUSSMANN INTERNATIONAL, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                        (Unaudited; Dollars in million, except per share data)
                                                  Three Months Ended            Six Months Ended
                                                       June 30,                      June 30,
                                              --------------------------    --------------------------
                                                  1999           1998           1999           1998
                                              -----------    -----------    -----------    -----------
Revenues                                      $     324.0    $     292.9    $     595.1    $     538.8

Cost of goods sold                                  252.1          229.3          478.2          434.4
                                              -----------    -----------    -----------    -----------

Gross profit                                         71.9           63.6          116.9          104.4

Selling, general and administrative expenses         39.3           33.8           72.3           63.3
                                              -----------    -----------    -----------    -----------

Operating income                                     32.6           29.8           44.6           41.1

Whitman charges                                         -              -              -            1.5

Interest expense:
   Whitman                                              -              -              -            1.0
   Other                                              5.7            4.9           10.0            8.4
                                              -----------    -----------    -----------    -----------

      Total interest expense                          5.7            4.9           10.0            9.4

Foreign exchange loss on purchase price hedge           -              -          (10.3)             -

Other income (expense), net                           0.5           (0.6)           1.0            0.3
                                              -----------    -----------    -----------    -----------

Income before income tax expense and
   minority interests                                27.4           24.3           25.3           30.5

Income tax expense                                    9.9            9.0            9.1           11.3
                                              -----------    -----------    -----------    -----------

Net income before minority interests                 17.5           15.3           16.2           19.2

Minority interests                                   (0.3)           0.4            0.2            0.6
                                              -----------    -----------    -----------    -----------

Net income                                    $      17.2    $      15.7    $      16.4    $      19.8
                                              ===========    ===========    ===========    ===========

Weighted average shares - Basic                50,835,000     50,895,000     50,813,000     50,872,000

Basic earnings per share                      $      0.34    $      0.31    $      0.32    $      0.39
                                              ===========    ===========    ===========    ===========

Weighted average shares - Diluted              51,868,000     52,477,000     51,786,000     52,147,000

Diluted earnings per share                    $      0.33    $      0.30    $      0.32    $      0.38
                                              ===========    ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

                                2

            HUSSMANN INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
             (Dollars in millions, except share data)
                                                (Unaudited)
                                                  June 30,  December 31,
                                                    1999        1998
                                                ----------- ------------
ASSETS
Current assets:
   Cash and cash equivalents                       $ 43.5      $ 26.1
   Receivables, net                                 275.4       285.3
   Inventories                                      139.9       106.9
   Other current assets                              11.6        11.5
                                                   ------      ------
      Total current assets                          470.4       429.8

Property and equipment, net                         201.0       168.4
Goodwill, net                                        80.7        29.4
Other assets                                         55.8        26.1
                                                   ------      ------
      Total assets                                 $807.9      $653.7
                                                   ======      ======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term debt and current
      maturities of long-term debt                 $ 28.2      $ 16.9
   Accounts payable                                 122.4       137.5
   Income taxes payable                               5.2         9.1
   Accrued expenses                                  57.2        72.7
                                                   ------      ------
      Total current liabilities                     213.0       236.2

Long-term debt                                      355.8       200.7
Other liabilities                                    45.2        31.3
                                                   ------      ------
      Total liabilities                             614.0       468.2
                                                   ------      ------

Shareholders' equity:
   Preferred stock, $.001 par value,
      20,000,000 shares authorized,
      none issued or outstanding                        -           -
   Common stock, $.001 par value, 150,000,000
      shares authorized, 51,110,000 and
      51,006,000 shares issued, 50,867,000 and
      50,763,000 shares outstanding, respectively     0.1         0.1
   Additional paid-in capital                        91.4        90.6
   Retained earnings                                175.4       161.0
   Cumulative translation adjustment                (66.1)      (59.3)
   Minimum pension liability adjustment, net         (2.9)       (2.9)
   Treasury stock, at cost, 243,000 shares           (4.0)       (4.0)
                                                   ------      ------
      Total shareholders' equity                    193.9       185.5
                                                   ------      ------
      Total liabilities and shareholders'
         equity                                    $807.9      $653.7
                                                   ======      ======

See accompanying notes to consolidated financial statements.

                                3

               HUSSMANN INTERNATIONAL, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Unaudited; Dollars in millions)
                                                               Six Months Ended
                                                                   June 30,
                                                              -------------------
                                                                1999        1998
                                                              -------     -------
Cash flows from operating activities:
   Net income                                                 $  16.4     $  19.8
   Adjustments to reconcile net income to net cash
      from operating activities:
      Depreciation and amortization                              13.9        12.1
      Changes in assets and liabilities,
         exclusive of acquisitions:
      (Increase) decrease in receivables, net                    46.5       (46.1)
      (Increase) decrease in inventories                         (6.6)       34.9
      Decrease in accounts payable                              (35.6)      (24.9)
      Decrease in income taxes payable                           (7.9)      (11.9)
      Decrease in accrued expenses                              (17.7)      (10.3)
      Net change in other assets and liabilities                  4.5        (0.4)
                                                              -------     -------
Net cash from operating activities                               13.5       (26.8)
                                                              -------     -------

Cash flows from investing activities:
   Capital investments                                          (22.4)      (15.4)
   Companies acquired, net of cash                             (131.1)          -
   Other                                                          6.3         0.4
                                                              -------     -------
Net cash used in investing activities                          (147.2)      (15.0)
                                                              -------     -------

Cash flows from financing activities:
   Net increase (decrease) in short-term debt                    (3.1)       12.9
   Settlement of Whitman obligations                                -      (221.7)
   Proceeds from issuance of long-term debt                     190.5       396.7
   Principal payments on long-term debt                         (34.4)     (155.1)
   Dividends paid                                                (2.0)       (1.0)
   Acquisition of treasury stock                                    -        (1.1)
                                                              -------     -------
Net cash provided by financing activities                       151.0        30.7
                                                              -------     -------

Exchange rate changes on cash and cash equivalents                0.1        (0.7)
                                                              -------     -------

Net change in cash and cash equivalents                          17.4       (11.8)
Cash and cash equivalents as of beginning of period              26.1        38.4
                                                              -------     -------
Cash and cash equivalents as of end of period                 $  43.5     $  26.6
                                                              =======     =======

See accompanying notes to consolidated financial statements.

                                4

           HUSSMANN INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Unaudited; Dollars in millions)

1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements present the operations of Hussmann International, Inc. and subsidiaries ("Hussmann" or the "Company") for the three month and six month periods ended June 30, 1999 and 1998. On January 30, 1998, Whitman Corporation ("Whitman") distributed to its shareholders, all of the outstanding stock of Hussmann (the "Distribution"). Prior to the Distribution, all of Hussmann's subsidiaries, including Hussmann Corporation, and its wholly-owned subsidiaries and other Hussmann companies owned by Whitman but directly managed by Hussmann were subsidiaries of Whitman. Hussmann became an independent, publicly traded company on January 30, 1998.

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

The number of shares of Hussmann common stock used in the calculation of earnings per share for the three months and six months ended June 30, is as follows (in thousands):

                                                   Quarter   Six Months
                                                    Ended      Ended
                                                   -------   ----------
1999
----
Weighted shares outstanding - basic                50,835      50,813
Dilutive effect of stock options                    1,033         973
                                                   ------      ------
Weighted shares outstanding - diluted              51,868      51,786
                                                   ======      ======

                                                   Quarter   Six Months
                                                    Ended      Ended
                                                   -------   ----------
1998
----
Weighted shares outstanding - basic                50,895      50,872
Dilutive effect of stock options                    1,582       1,275
                                                   ------      ------
Weighted shares outstanding - diluted              52,477      52,147
                                                   ======      ======

Options to purchase 515,000 shares of Hussmann common stock at prices ranging from $16.28 to $17.94 per share were outstanding during the three months and six months ended June 30, 1999, but were not included in the computation of diluted earnings per share, for the respective periods, due to the exercise price of these options being greater than the average market price of Hussmann common stock. These options begin to expire in 2008.

For 1998 all outstanding Hussmann stock options were included in the computation of diluted earnings per share.

3.  INVENTORIES

Inventories consist of the following:

                                                 June 30,   December 31,
                                                   1999        1998
                                                 --------   ------------
Raw materials and work in process                 $ 92.0      $ 81.2
Finished goods                                      47.9        25.7
                                                  ------      ------
  Total                                           $139.9      $106.9
                                                  ======      ======

4.  PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

                                                  June 30,  December 31,
                                                    1999        1998
                                                  --------  ------------
Land                                              $  13.4     $   5.3
Building and improvements                            87.3        81.8
Machinery and equipment                             225.1       212.3
                                                  -------     -------
  Total property and equipment                      325.8       299.4
Accumulated depreciation                           (158.8)     (157.6)
Construction in progress                             34.0        26.6
                                                  -------     -------
                                                  $ 201.0     $ 168.4
                                                  =======     =======

5.  BUSINESS SEGMENT INFORMATION

As the products and services sold by Hussmann are similar throughout the world, Hussmann manages its business with separate senior management teams responsible for geographic regions. The following segments correspond to these geographic regions.

The following tables present financial information for each of these business segments for the periods presented:

                                    Quarter Ended June 30,
                           ------------------------------------------
                                                        Operating
                                Revenues                 Income
                           ------------------       -----------------
                            1999        1998        1999        1998
                           ------      ------       -----       -----
U.S. and Canada            $224.8      $214.9       $36.9       $33.1
Europe                       59.7        35.9         3.2         0.3
Other International          39.5        42.1        (0.2)        4.6
                           ------      ------       -----       -----
  Total                    $324.0      $292.9        39.9        38.0
                           ======      ======

Corporate admin. expenses                            (7.3)       (8.2)
                                                    -----       -----
Total operating income                              $32.6       $29.8
                                                    =====       =====

                                2

                                    Six Months Ended June 30,
                           ------------------------------------------
                                                        Operating
                                Revenues                  Income
                           ------------------      ------------------
                            1999        1998        1999        1998
                           ------      ------      ------      ------
U.S. and Canada            $428.8      $411.6      $ 61.7      $ 52.0
Europe                       95.3        58.6         0.7        (2.1)
Other International          71.0        68.6        (3.7)        6.0
                           ------      ------      ------      ------
  Total                    $595.1      $538.8        58.7        55.9
                           ======      ======

Corporate admin. expenses                           (14.1)      (14.8)
                                                   ------      ------
Total operating income                             $ 44.6      $ 41.1
                                                   ======      ======


                                       Total Assets, as of:
                                      ----------------------
                                      June 30,  December 31,
                                        1999        1998
                                      --------  ------------
U.S. and Canada                        $358.1      $358.3
Europe                                  245.8        79.4
Other International                     135.2       160.9
Corporate                                68.8        55.1
                                       ------      ------
                                       $807.9      $653.7
                                       ======      ======

The Company's European segment includes the results of operations and the financial position of Koxka C.E. S.A. ("Koxka"), which was acquired on March 23, 1999. Koxka's results of operations have been included in the Company's results of operations from March 23, 1999 through June 30, 1999.

6.  COMPREHENSIVE INCOME

Comprehensive income consists of the following:




                                Quarter Ended         Six Months Ended
                                  June 30,                June 30,
                              ----------------        ----------------
                              1999        1998        1999        1998
                              ----        ----        ----        ----
Net income                    $17.2       $15.7       $16.4       $19.8
Foreign currency translation
   adjustment                   3.1        (2.2)       (6.8)       (3.7)
                              -----       -----       -----       -----
Comprehensive income          $20.3       $13.5       $ 9.6       $16.1
                              =====       =====       =====       =====

7.  BUSINESS COMBINATION

As previously stated, on March 23, 1999, Hussmann completed its acquisition of Koxka. Hussmann acquired virtually 100% of the outstanding stock of Koxka through a cash tender offer. Koxka manufactures a complete line of commercial and industrial refrigeration products at five manufacturing facilities located throughout Spain.

Hussmann paid approximately $135.0 in cash for the acquisition. This excludes the $10.3 loss related to the purchase price hedge used by the Company to lock-in the U.S. dollar purchase price of $145.0. The purchase price was principally funded with proceeds available under Hussmann's 5-year unsecured revolving credit facility (the "Credit Facility"). The acquisition of Koxka has been accounted for using the purchase method of accounting, and accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based upon their estimated fair market values. Goodwill and the trademark associated with this acquisition of approximately $51.5 and $33.3, respectively, is being amortized over the period to be benefited, 40 years. The purchase price allocation process is still preliminary, although Management does not expect amounts to differ materially.

The unaudited pro forma consolidated results, as if Koxka had been acquired at January 1, 1999 and 1998, respectively, and as if MIL
(acquired on August 17, 1998) had been acquired on January 1, 1998, are estimated to be:

                                              Six Months Ended
($ in millions, except per share data)            June 30,
                                              ----------------
                                              1999        1998
                                              ----        ----
Revenues                                     $624.7      $620.0
Net income                                     16.8        20.5
Net income per share:
  Basic                                       $0.32       $0.40
  Diluted                                     $0.32       $0.39

           Hussmann International, Inc. and Subsidiaries
                       (Dollars in millions)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

Hussmann manufactures, sells, installs and services merchandising and refrigeration systems for the world's commercial food industry.
Products include refrigerated and non-refrigerated display merchandisers, refrigeration systems and controls, beverage coolers, air handlers, evaporative condensers, heat exchange coils and walk-in storage coolers and freezers. Hussmann operates in three geographic segments: U.S. and Canada, Europe and Other International, which includes Mexico, Latin America and Asia-Pacific.


RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1999, COMPARED WITH THREE MONTHS ENDED JUNE 30, 1998

REVENUES

Revenues for the three months ended June 30, 1999 of $324.0 were $31.1 or 11% over the same period 1998 revenues of $292.9. Revenue increases in the U.S. and Canada and the Europe segments were partially offset by a decrease in Other International. The following is a summarized analysis:

                                        1999      $ Change    % Increase
                                      Revenues      1998      (decrease)
------------------------------------------------------------------------
U.S. and Canada                        $224.8       $ 9.9          5%
Europe                                   59.7        23.8         66
Other International                      39.5        (2.6)        (6)
------------------------------------------------------------------------

Total                                  $324.0       $31.1         11%
------------------------------------------------------------------------

The 5% increase in revenues in the U.S. and Canada was principally driven by continued strong U.S. supermarket and specialty case demand. Revenues in Europe increased 66% due to the acquisition of Koxka, which was purchased on March 23, 1999. The 6% decrease in revenues in Other International was due to the significant sales pressure in Latin America on beverage coolers and a difficult comparison to a strong second quarter 1998 performance. This decrease was partially offset by the third quarter 1998 acquisition of McAlpine Investments Limited ("MIL"), a distribution company. Excluding MIL, revenues in this segment would have decreased nearly 40%. In addition, revenues in Brazil were negatively impacted by the substantial devaluation of the Brazilian Real during the first quarter of 1999.

GROSS PROFIT

Gross profit increased mainly due to the 11% increase in revenue. Gross profit as a percent of revenue increased 0.5 points compared to 1998, mainly driven by improvements in the U.S. and Canada, and offset by lower volume in Mexico and a lower margin mix of revenue in the U.K. and MIL.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Total selling, general and administrative ("SG&A") expenses increased 16% to $39.3 in 1999 from $33.8 in 1998. The increase in SG&A expenses relates to the acquisitions of Koxka and MIL and costs associated with converting to an integrated company-wide information system ("ERP").

OPERATING INCOME

Operating income for the three months ended June 30, 1999 of $32.6 was 9% or $2.8 greater than that reported for the comparable period in 1998. This increase was attributable to the 11% increase in operating income in the U.S. and Canada and the acquisition of Koxka. The following table summarizes the fluctuations in operating income by segment:

                                         1999                 % Increase
                                      Operating    $ Change   (decrease)
                                        income       1998        1998
------------------------------------------------------------------------
U.S. and Canada                         $36.9       $ 3.8          11%
Europe                                    3.2         2.9         Fav
Other International                      (0.2)       (4.8)      Unfav
------------------------------------------------------------------------

                                         39.9         1.9           5
Corporate admin. expenses                (7.3)        0.9          11
------------------------------------------------------------------------

Total operating income                  $32.6       $ 2.8           9%
------------------------------------------------------------------------

The increase in the U.S. and Canada was due to increased volume, productivity and efficiency improvements, continued favorable markets for material prices, and enhancements in materials management. The improvement in Europe is related solely to the acquisition of Koxka during the second quarter of 1999. Operating income for Other International decreased $4.8 from the $4.6 operating income recorded during the second quarter of 1998, to an operating loss of $0.2 reported in 1999. This decrease is mainly attributable to significantly lower 1999 volume in Mexico and a difficult comparison to a record setting second quarter 1998.

INTEREST EXPENSE

Interest expense of $5.7 increased $0.8 or 16% from 1998 to 1999, solely due to the debt used to finance the Koxka acquisition. Excluding the Koxka related interest, interest expense would have decreased approximately 20% due to better management of international debt and strong cash flow from operations.

EFFECTIVE INCOME TAX RATE

Hussmann's effective income tax rate was 36.0% for the three months ended June 30, 1999, or 1.0 points lower than the 1998 pro forma effective rate of 37.0%. This lower effective tax rate is principally due to a lower statutory rate in Spain and implemented tax strategies relating to both domestic and international operations.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1999, COMPARED WITH PRO FORMA SIX MONTHS ENDED JUNE 30, 1998

As previously stated, on January 30, 1998, Hussmann was spun off from Whitman and became an independent, publicly traded company. The following table provides a summary of what Management believes the 1998 operating results would have been if Hussmann had been an independent, publicly traded company, excluding the impact of the Whitman intercompany charges, and including the impact of borrowings under the Credit Facility. Management believes the unaudited pro forma consolidated operating results for 1998 provide a more meaningful presentation for purposes of analyzing the Company's financial performance.

                                       Six Months Ended June 30, 1998
                                                   Pro Forma
                                       Actual     Adjustments  Pro Forma
------------------------------------------------------------------------
Revenues                               $538.8           -       $538.8
Operating income                         41.1           -         41.1
Whitman charges                           1.5        (1.5)           -
Total interest expense                    9.4         0.1          9.5
Pretax income                            30.5         1.4         31.9
Income tax expense                       11.3         0.5         11.8
Net income                               19.8         0.9         20.7
------------------------------------------------------------------------

Diluted earnings per share             $ 0.38      $ 0.02       $ 0.40
------------------------------------------------------------------------

REVENUES

Revenues for the six months ended June 30, 1999 of $595.1 were $56.3 or 10% over the same period 1998 revenues of $538.8. Revenues increased in all of the geographical segments. The following is a summarized analysis:


                                        1999      $ Change   % Increase
                                      Revenues      1998     (decrease)
------------------------------------------------------------------------
U.S. and Canada                        $428.8      $ 17.2         4%
Europe                                   95.3        36.7        62
Other International                      71.0         2.4         4
------------------------------------------------------------------------

Total                                  $595.1      $ 56.3        10%
------------------------------------------------------------------------

The 4% increase in revenues in the U.S. and Canada was principally driven by continued strong U.S. supermarket and specialty case demand. The increase in revenues in Europe of 62% was due to strong demand for the U.K.'s service and contracting business and to the acquisition of Koxka. The 4% increase in revenues in Other International was principally due to the third quarter 1998 acquisition of MIL. This increase was offset by significantly lower revenues in Mexico and Brazil. The decrease in Mexico is twofold: difficult comparisons to a record setting first half 1998 and significantly lower demand for beverage coolers in Latin America. Revenues in Brazil were negatively impacted by the substantial devaluation of the Brazilian Real during the first quarter of 1999.

GROSS PROFIT

Gross profit increased mainly due to the 10% increase in revenue. Gross profit as a percent of revenue was up slightly to 19.6%. Improvements in the U.S. and Canada were offset by a lower margin mix of revenue in the U.K. and at MIL. Gross profit in Mexico was also down from the record setting performance in 1998, mainly due to volume.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Total selling, general and administrative ("SG&A") expenses increased 14% to $72.3 in 1999 from $63.3 in 1998. The increase in SG&A expenses relates to the acquisitions of Koxka and MIL and costs associated with converting to an integrated company-wide information system ("ERP").

OPERATING INCOME

Operating income in 1999 of $44.6 was 9% or $3.5 greater than that reported for the comparable period in 1998. This increase was mainly attributable to the 19% increase in operating income in the U.S. and Canada and the favorable increase in Europe related to the Koxka acquisition. The following table summarizes the fluctuations in operating income by segment:

                                         1999
                                      Operating    $ Change  % Increase
                                        Income       1998    (decrease)
------------------------------------------------------------------------
U.S. and Canada                        $ 61.7       $ 9.7         19%
Europe                                    0.7         2.8        133
Other International                      (3.7)       (9.7)     Unfav
------------------------------------------------------------------------
                                         58.7         2.8          5
Corporate admin. expenses               (14.1)        0.7          4
------------------------------------------------------------------------

Total operating income                 $ 44.6       $ 3.5          9%
------------------------------------------------------------------------

The increase in the U.S. and Canada was due to increased volume, productivity and efficiency improvements, continued favorable markets for material prices, and enhancements in materials management. The significant improvement in Europe was attributed to the acquisition of Koxka, offset by lower margin revenues in the U.K. Although revenues in the U.K. improved over 1998, the majority of the revenues in the first half of 1999 were derived from lower margin service and contracting revenues. Operating income for Other International decreased $9.7 from the $6.0 operating income recorded during the first half of 1998, to an operating loss of $3.7 reported in 1999. This decrease is mainly due to lower 1999 volume in Mexico, caused by lower demand for beverage coolers and difficult comparisons to a record setting first half 1998.

INTEREST EXPENSE

Interest expense of $10.0 increased $0.5 or 5% from pro forma 1998 to 1999, as a result of financing the Koxka acquisition. Excluding the interest associated with Koxka, interest expense for the six month comparable periods would have decreased approximately 15% primarily due to better management of international debt and positive cash flow from operations. For 1998's pro forma financial statement presentation, it was assumed that $240.0 in borrowings were outstanding for the period January 1, 1998 through the Distribution.

OTHER INCOME/OTHER EXPENSE

The Company recognized a one-time $10.3 pretax loss associated with the hedge of the Koxka purchase price. Since Koxka was a publicly traded company, the purchase price was denominated in Spanish Pesetas. In order to avoid foreign currency exposure over the extended period involved in completing the acquisition, Management hedged the Company's Peseta exposure. The realized loss of $10.3 from settling the financial instruments used to hedge the Koxka purchase price (the "Koxka Charge") has been reflected in the consolidated statement of operations as foreign exchange loss on purchase price hedge.

EFFECTIVE INCOME TAX RATE

Hussmann's effective income tax rate was 36.0% for the six months ended June 30, 1999, or 1.0 points lower than the 1998 pro forma effective rate of 37.0%. This lower statutory rate is principally due to a lower statutory rate in Spain and implemented tax strategies relating to both domestic and international operations.

NET INCOME AND EARNINGS PER SHARE

Net income, excluding the aforementioned Koxka Charge, increased 10% to $22.8 from $20.7 for the same period of 1998, reported on a pro forma basis. Earnings per diluted share also increased 10% to 44 cents from 40 cents per diluted share for the same period of 1998. The after-tax impact of the Koxka Charge was approximately $6.4, or 12 cents per diluted share.


LIQUIDITY, FINANCIAL CONDITION AND CAPITAL RESOURCES

CASH FLOWS FROM OPERATIONS

As anticipated, Hussmann collected accounts receivable associated with the late fourth quarter sales during the first quarter of 1999, which drove the substantial improvement in cash flows from operations when compared with the same period of 1998. Through the first half of 1999, the Company provided cash from operations of $13.5 compared to a use of cash of $26.8 for the same period of 1998. This improvement in cash flow was driven by the approximate $40.0 improvement in working capital.

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in investing activities was $147.2 and $15.0 for the six months ended June 30, 1999 and 1998, respectively. The main component in 1999's negative cash flow from investing activities is the purchase price of Koxka. The increase in capital investments relates to the timing of spending on Hussmann's ERP project and productivity and efficiency programs in the U.S. and Canada. Included in other cash flows from investing activities, are the cash proceeds from the sale of the Company's interest in an airplane and the sale of the U.K.'s manufacturing facility located in Scotland. This facility was part of the 1997 U.K. restructuring.

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash provided by financing activities was $151.0 and $30.7 for the six months ended June 30, 1999 and 1998, respectively. The significant increase in 1999's reported balance represents the proceeds from long-term debt to finance the acquisition of Koxka. For 1998, the net proceeds from long-term debt of $270.0 were primarily used to settle the Company's obligations to Whitman and to fund working capital. In January 1998, Hussmann paid Whitman $240.0 to extinguish its intercompany notes and to pay a cash dividend to Whitman of approximately $80.0.

In January 1998, Hussmann entered into the Credit Facility with a syndicate of commercial banks and financial institutions, which enables Hussmann to borrow funds at variable interest rates on a revolving credit basis up to an aggregate principal amount of $350.0. The Company borrowed $270.0 million under the Credit Facility in January 1998, the majority of which was used to settle the Company's obligations with Whitman.

Additionally, on June 2, 1998, Hussmann issued $125.0 of its $250.0 shelf registration of 6.75% senior notes due 2008 (the "Shelf
Registration"). The net proceeds from the issuance were used to pay down amounts previously borrowed under the Credit Facility.

On March 22, 1999, Hussmann borrowed approximately $145.0 under the Credit Facility to fund the acquisition of Koxka and to pay related expenses. At June 30, 1999, $129.0 was outstanding under the Credit Facility. In addition, at June 30, 1999, Hussmann had $86.2 and $53.0 of uncommitted lines-of-credit available and outstanding, respectively, in the U.S.

On June 2, 1999, as part of a structured financing arrangement, the Company borrowed $46.0 million in the form of a seven year amortizing note. The interest rate is established semi-annually based on LIBOR. The current interest rate is approximately 6.20%. The Company used the proceeds of the note to repay part of its Credit Facility.

Management believes cash flows from operations, unused amounts available under the Credit Facility and the Shelf Registration, and access to capital markets will be sufficient to satisfy Hussmann's future working capital, capital investment, acquisitions and other financing requirements for the foreseeable future. Management also believes Hussmann will be able to access capital markets on satisfactory terms, although there can be no assurance this will be the case.

NON-U.S. OPERATIONS

The most significant non-U.S. operations are located in Canada, Mexico, the U.K. and Spain, with smaller operations located in, among other countries, Brazil, New Zealand, Australia, and China. Because the majority of Hussmann's non-U.S. entities conduct business in their respective local currencies, Hussmann is subject to foreign currency risks when translating its non-U.S. entity financial statements into U.S. dollars for financial statement reporting purposes. In addition to foreign currency translation risks faced by Hussmann, other risks associated with non-U.S. operations include the potential for restrictive actions taken by host country governments, risks relating to non-U.S. economic and political conditions, and risks relating to limits on the transfer of funds from non-U.S. entities to Hussmann. Hussmann does not currently use foreign currency risk management instruments to manage its financial statement exposures to changes in foreign currency exchange rates, however, due to the growth in Hussmann's foreign operations, Management continually reassesses this policy to determine the appropriateness of using foreign currency risk management instruments.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued its Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, SFAS 133 was amended whereby the effective date was deferred one year, to fiscal years beginning after June 15, 2000. Management is assessing the effects of this statement on the Company's consolidated financial statements and notes thereto. However, given the Company's current policy regarding foreign currency risk management instruments and other hedging activities, Management does not believe SFAS 133 will have a significant impact on Hussmann's consolidated results of operations, financial condition or its cash flows.

YEAR 2000

The Company has assessed the Year 2000 ("Y2K") issue as it relates to information technology ("IT") and has determined it must modify or upgrade certain portions of the hardware and software in its information systems. The Company is utilizing both internal and external resources to complete the reprogramming, upgrades and testing necessary to complete this modification and replacement process. The Company's Y2K efforts are being carried out by the Company's Y2K Team which has created a plan to complete Y2K reprogramming and testing of the Company's information systems ("the Plan"). During the second quarter, the Company made the decision to accelerate the planned upgrade of its hardware system at its main IT facility, which was not part of the original Y2K Plan. This upgrade was accelerated to support the additional capacity requirements from increased transactional volume. However, this upgrade requires additional Y2K testing in order to ensure that the Company's applications, which have been Y2K tested, work in the new hardware environment. It is anticipated this additional testing will be completed in November 1999. Given the results of the application testing to date, Management does not anticipate any significant issues related to this hardware upgrade. Progress against the Plan is monitored and reported to Management and to the Audit and Finance Committee of the Board of Directors on a regular basis. The Y2K Team believes it remains on schedule, according to the Plan. As of June 30, 1999, the Company has incurred approximately $2.8 related to Y2K work and anticipates the cost of its remaining Y2K work (which will be incurred over the next 6 to 12 months) to total about $2.2. Management does not expect these costs to have a material adverse effect on Hussmann's results of operations, financial condition or cash flows.

The Company is continuing to address its non-IT Y2K issues. The Y2K Team continues to assess equipment embedded with microprocessors, products sold and service contracts entered into, to determine what exposure, if any, the Company has in this area. Given the far reaching implications of these non-IT Y2K isues, some of which cannot be predicted or anticipated, the Company is unable to estimate the ultimate costs related to its non-IT Y2K issues. However, based upon results of reviews performed to date, Management does not believe such costs will be material.

As part of its non-IT Y2K Plan, the Company is also assessing the Y2K compliance status of third parties with which it does business. The Company has contacted its key suppliers and customers to evaluate their Y2K readiness. Contingency plans to help protect the Company's business from Y2K related interruptions have been developed. The Company will continue to reassess its contingency plans as it completes this review process.

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

OTHER

The reconfiguration of the Bridgeton plant and the plant consolidation of the production of refrigeration systems, discussed in previous filings with the Securities and Exchange Commission (the "SEC"), remain essentially on schedule. The new Atlanta plant opened during the third quarter of 1998 and the Bridgeton refrigeration production was closed during the second quarter of 1999. The new Bridgeton case line is scheduled to begin production during the third quarter of 1999.

Due to the initial construction problems encountered in Mexico and a reassessment of its Mexican operations in view of the significant decrease in export beverage sales to Columbia and Venezuela, Hussmann has postponed the construction of the facility in Toluca, Mexico until beverage cooler demand in Latin America strengthens.

Hussmann may continue to repurchase Hussmann common stock from time-to-time to offset dilution resulting from the exercise of stock options in accordance with the common stock repurchase plan approved by the Board of Directors.

SAFE HARBOR STATEMENT

In addition to the historical information presented in this quarterly report, the Company has made and will make certain forward-looking statements in this report, other reports filed by the Company with the SEC, reports to shareholders and in certain other contexts relating to future revenues, costs, expenses, production schedules, profitability, financial resources, and the Y2K issue, among others. Statements relating to the foregoing or that predict or indicate future events and trends and which do not relate solely to historical matters are forward-looking statements. Forward-looking statements are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 and are based on Management's beliefs as well as assumptions made using information currently available to Management. Accordingly, Hussmann's actual results may differ materially from those projected, expressed or implied in such forward-looking statements due to known and unknown risks and uncertainties that exist in Hussmann's operations and business environment, including among other factors: 1) the failure by Hussmann to produce anticipated cost savings, improve productivity, or create efficiencies; 2) the timing and magnitude of capital investments; 3) economic and market conditions in the U.S. and worldwide; 4) currency exchange rates; 5) changes in customer spending levels and demand for new products; 6) cost and availability of raw materials; 7) the continuation of growth in significant developing markets such as in Mexico, South America and Asia-Pacific; 8) overall competitive activities; 9) failure of the Company, its suppliers or vendors to achieve Y2K compliance in a timely manner; 10) the ability of Hussmann to successfully integrate the Koxka operations into its business; and
11) other risks associated with the Company's operations. Although the Company believes its forward-looking statements are based on reasonable assumptions, there can be no assurance that actual results, performance or achievements will not differ materially from any future results, performance or achievements projected, expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

Hussmann's non-U.S. entities conduct the majority of their business in their respective local currencies. Therefore, Hussmann is subject to foreign currency risks when translating its non-U.S. entity financial statements into U.S. Dollars for financial reporting purposes. However, the Company is not significantly exposed to foreign currency translation. Hussmann currently does not use foreign currency risk management instruments to manage its financial statement exposures to changes in foreign currency exchange rates with respect to its non-U.S. operations. However, as the significance of Hussmann's foreign operations grows, Management will continue to monitor whether it would be appropriate to use foreign currency risk management instruments to mitigate its growing exposures.

Management will utilize foreign currency instruments to manage exposures it may have on known individually significant foreign currency transactions and balances. There were no significant balances outstanding as of June 30, 1999. As previously announced, Hussmann hedged the purchase price established in the agreement to purchase Koxka which was denominated in Spanish Pesetas. Hussmann hedged the Peseta exposure to lock-in a U.S. Dollar purchase price of $145.0 using forward currency exchange contracts. The realized loss of $10.3 from settling these forward contracts is reflected in the consolidated statement of operations as foreign exchange loss on purchase price hedge.

Interest Rate Risk

As of June 30, 1999, Hussmann had $355.8 in long-term debt outstanding, $125.0 of which represented senior note obligations with a fixed rate of 6.75%. The majority of the remaining balance represents amounts outstanding on the Company's Credit Facility, with interest based on LIBOR (London Interbank Offer Rate). Given the current mix of the Company's outstanding indebtedness, the Company does not believe its exposure to short-term interest rate changes would be material.

Commodity Risk

Hussmann's products use copper wiring and tubing. As a result, Hussmann's results are subject to fluctuations in the price of copper. Hussmann uses hedging instruments to mitigate a portion of these risks. Overall, this hedging activity is not considered to be material to Hussmann's consolidated results of operations, financial position or cash flows.

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders held on May 13, 1999, the following actions were taken:

The following Directors were elected to terms of office expiring in 2002:

                        VOTES FOR             VOTES WITHHELD

J. Joe Adorjan         45,495,674                 155,014
Archie R. Dykes        45,485,926                 164,762

A proposal by the Board of Directors to approve the Company's existing Stock Incentive Plan to maintain tax deductibility was approved by stockholders. The stockholders cast 39,095,086 votes for the proposal and 6,330,644 against. There were 224,958 abstentions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      Exhibit
      Number   Description
      -------  -----------

        3      Amended and Restated By-Laws

        4 Amended and Restated Rights Agreement between Hussmann International, Inc. and First Chicago Trust Company of New York, Rights Agent

       27      Financial Data Schedule for the six months ended June 30,
               1999

(b)   Reports on Form 8-K:

        Hussmann filed a Current Report on Form 8-K and a Current
        Report on Form 8-K/A, each dated March 23, 1999, and filed on April 7, 1999 and June 4, 1999, respectively, to report the following items:

        Item 2 (Acquisition or Disposition of Assets) to report that Hussmann had completed the acquisition of Koxka C.E., S.A. ("Koxka") by means of a public tender offer

        The Form 8-K/A was filed to include audited financial statements and unaudited pro forma financial information as follows:

        Item 7 (Financial Statements and Exhibits).  Financial
        Statements filed with the report were:

        a)   Financial statements of business acquired

        The audited consolidated balance sheet of Koxka at December 31, 1998, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for the year then ended

        b)   Pro forma financial information

        Introduction to Unaudited Condensed and Pro Forma Consolidated Financial Statements

        Unaudited Condensed Consolidated Balance Sheet as of March 31,
        1999

        Unaudited Pro Forma Consolidated Statement of Operations for the three months ended March 31, 1999

        Unaudited Pro Forma Consolidated Statement of Operations for the year ended December 31, 1998

        Notes to Unaudited Condensed Consolidated Balance Sheet and Pro Forma Consolidated Statements of Operations

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   HUSSMANN INTERNATIONAL, INC.

                                   /s/ Thomas G. Korte
                                   -------------------------------------
                                   Vice President
                                   and Corporate Controller
                                   (as duly authorized officer
                                   and chief accounting
Dated: August 16, 1999             officer of the registrant)

                             EXHIBIT INDEX

Exhibit
Number
-------

   3        Amended and Restated By-Laws

   4 Amended and Restated Rights Agreement between Hussmann International, Inc. and First Chicago Trust Company of New York, Rights Agent

  27        Financial Data Schedule for the six months ended June 30,
            1999