Form 10-Q
period 1999-09-30
HUSSMANN INTERNATIONAL INC
filed 1999-11-08
CIK 1046128

                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                             FORM 10-Q

(Mark One)
/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1999

                                 or

/ /  Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

     For the transition period from             to
                                    -----------    ------------

     Commission file number: 01-13407
                             --------

                      HUSSMANN INTERNATIONAL, INC.
-----------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)

             Delaware                          43-1791715
-----------------------------------------------------------------------
  (STATE OR OTHER JURISDICTION     (I.R.S. EMPLOYER IDENTIFICATION NO.)
OF INCORPORATION OR ORGANIZATION)

12999 St. Charles Rock Road, Bridgeton, Missouri          63044-2483
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)

                           (314) 291-2000
-----------------------------------------------------------------------
        (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Common Stock outstanding at September 30, 1999: 50,909,000 shares.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                     HUSSMANN INTERNATIONAL, INC.
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                        (Unaudited; dollars in millions, except per share data)
                                                   Three Months Ended                  Nine Months Ended
                                                      September 30,                      September 30,
                                              -----------------------------      ------------------------------
                                                  1999             1998              1999              1998
                                              -----------      ------------      ------------      ------------
Revenues                                      $     362.5       $     333.2       $     957.5       $     872.0

Cost of goods sold                                  280.1             257.9             758.2             692.3
                                              -----------      ------------      ------------      ------------

Gross profit                                         82.4              75.3             199.3             179.7

Selling, general and administrative
  expenses                                           40.2              33.7             112.5              97.1
                                              -----------      ------------      ------------      ------------

Operating income                                     42.2              41.6              86.8              82.6

Whitman charges                                         -                 -                 -               1.5

Interest expense:
  Whitman                                               -                 -                 -               1.0
  Other                                               6.2               5.9              16.2              14.2
                                              -----------      ------------      ------------      ------------

   Total interest expense                             6.2               5.9              16.2              15.2

Foreign exchange loss on purchase
  price hedge                                           -                 -             (10.3)                -

Other income (expense), net                           0.1              (2.7)              1.1              (2.4)
                                              -----------      ------------      ------------      ------------

Income before income tax expense and
  minority interests                                 36.1              33.0              61.4              63.5

Income tax expense                                   13.0              13.0              22.1              24.3
                                              -----------      ------------      ------------      ------------

Net income before minority interests                 23.1              20.0              39.3              39.2

Minority interests                                   (0.5)              0.2              (0.2)              0.9
                                              -----------      ------------      ------------      ------------

Net income                                    $      22.6       $      20.2       $      39.1       $      40.1
                                              ===========      ============      ============      ============

Weighted average shares - Basic                50,875,000        50,867,000        50,838,000        50,870,000

Basic earnings per share                      $      0.44       $      0.40       $      0.77       $      0.79
                                              ===========      ============      ============      ============

Weighted average shares - Diluted              52,121,000        52,051,000        51,893,000        52,156,000

Diluted earnings per share                    $      0.43       $      0.39       $      0.75       $      0.77
                                              ===========      ============      ============      ============

See accompanying notes to consolidated financial statements.

                                   HUSSMANN INTERNATIONAL, INC.
                                    CONSOLIDATED BALANCE SHEETS
                             (Dollars in millions, except share data)
                                                                (Unaudited)
                                                               September 30,          December 31,
                                                                   1999                  1998
                                                               -------------          ------------
ASSETS
Current assets:
   Cash and cash equivalents                                      $ 43.4                 $ 26.1
   Receivables, net                                                308.0                  285.3
   Inventories                                                     148.6                  106.9
   Other current assets                                             14.3                   11.5
                                                                  ------                 ------
     Total current assets                                          514.3                  429.8

Property and equipment, net                                        199.6                  168.4
Goodwill, net                                                       81.2                   29.4
Other assets                                                        50.6                   26.1
                                                                  ------                 ------
     Total assets                                                 $845.7                 $653.7
                                                                  ======                 ======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term debt and current
     maturities long-term debt                                    $ 25.7                 $ 16.9
   Accounts payable                                                149.8                  137.5
   Income taxes payable                                                -                    9.1
   Accrued expenses                                                 63.1                   72.7
                                                                  ------                 ------
     Total current liabilities                                     238.6                  236.2

Long-term debt                                                     342.6                  200.7
Other liabilities                                                   47.4                   31.3
                                                                  ------                 ------
     Total liabilities                                             628.6                  468.2
                                                                  ------                 ------

Shareholders' equity
   Preferred stock, $.001 par value,
     20,000,000 shares authorized,
     none issued or outstanding                                        -                      -
   Common stock, $.001 par value, 150,000,000
     shares authorized, 51,156,500 and
     51,006,000 shares issued, 50,909,000 and
     50,763,000 shares outstanding, respectively                     0.1                    0.1
   Additional paid-in capital                                       92.0                   90.6
   Retained earnings                                               196.9                  161.0
   Cumulative translation adjustment                               (64.8)                 (59.3)
   Minimum pension liability adjustment, net                        (2.9)                  (2.9)
   Treasury stock, at cost, 256,500 and 243,000
    shares, respectively                                            (4.2)                  (4.0)
                                                                  ------                 ------
     Total shareholders' equity                                    217.1                  185.5
                                                                  ------                 ------
     Total liabilities and shareholders'
       equity                                                     $845.7                 $653.7
                                                                  ======                 ======

See accompanying notes to consolidated financial statements

                              HUSSMANN INTERNATIONAL, INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited; dollars in millions)
                                                                        Nine Months Ended
                                                                          September 30,
                                                                    -------------------------
                                                                      1999              1998
                                                                    -------           -------
Cash flows from operating activities:
   Net income                                                       $  39.1           $  40.1
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                                     21.9              17.4
     Changes in assets and liabilities,
       exclusive of acquisitions:
       (Increase) decrease in receivables, net                         13.9             (78.5)
       (Increase) decrease in inventories                             (15.3)             47.1
       Increase (decrease) in accounts payable                         (8.2)              1.0
       Decrease in income taxes payable                               (14.2)             (4.3)
       Decrease in accrued expenses                                   (10.7)             (5.3)
       Net change in other assets and liabilities                       8.3               2.8
                                                                    -------           -------
Net cash provided by operating activities                              34.8              20.3
                                                                    -------           -------

Cash flows from investing activities:
   Capital investments                                                (32.1)            (22.2)
   Companies acquired, net of cash                                   (131.1)             (3.4)
   Other                                                               10.8               0.5
                                                                    -------           -------
Net cash used in investing activities                                (152.4)            (25.1)
                                                                    -------           -------

Cash flows from financing activities:
   Net increase (decrease) in short-term debt                         (10.3)              7.3
   Settlement of Whitman obligations, net                                 -            (221.7)
   Net borrowings under revolving credit facility
     and lines-of-credit                                              102.0             108.9
   Proceeds from issuance of long-term debt                            46.0             124.1
   Principal payments on long-term debt                                (0.4)                -
   Dividends paid                                                      (2.0)             (2.0)
   Acquisition of treasury stock                                       (0.2)             (4.0)
                                                                    -------           -------
Net cash provided by financing activities                             135.1              12.6
                                                                    -------           -------

Effects of exchange rate changes on cash and
   cash equivalents                                                    (0.2)             (2.0)
                                                                    -------           -------

Net change in cash and cash equivalents                                17.3               5.8
Cash and cash equivalents, beginning of period                         26.1              38.4
                                                                    -------           -------
Cash and cash equivalents, end of period                            $  43.4           $  44.2
                                                                    =======           =======

See accompanying notes to consolidated financial statements.

                    HUSSMANN INTERNATIONAL, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Unaudited; dollars in millions, except share data)

1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements present the operations of Hussmann International, Inc. and subsidiaries ("Hussmann" or the "Company") for the three month and nine month periods ended September 30, 1999 and 1998. On January 30, 1998, Whitman Corporation ("Whitman") distributed to its shareholders, all of the outstanding stock of Hussmann (the "Distribution"). Prior to the Distribution, all of Hussmann's subsidiaries, including Hussmann Corporation, and its wholly-owned subsidiaries and other Hussmann companies owned by Whitman but directly managed by Hussmann were subsidiaries of Whitman. Hussmann became an independent, publicly traded company on January 30, 1998.

Prior to the Distribution, the historical financial statements were combined for financial reporting purposes. The 1998 financial statements, presented herein will be referred to as consolidated financial statements.

In the opinion of Management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal, recurring items) necessary to present fairly, Hussmann's consolidated financial position and results of its operations and cash flows for the periods presented. The unaudited consolidated financial statements are presented in accordance with requirements of Regulation S-X and consequently do not include all disclosures required by generally accepted accounting principles. The interim results are not necessarily indicative of the results that may be expected for a full year. Certain prior year amounts have been reclassified to conform to current year presentation.

2.   EARNINGS PER SHARE

Although the Distribution did not occur until January 30, 1998, for purposes of 1998's presentation, Hussmann has calculated earnings per share on a pro forma basis assuming the Distribution occurred on January 1, 1998, for both basic and diluted earnings per share.

The number of shares of Hussmann Common Stock used in the calculation of earnings per share for the three months and nine months ended September 30, is as follows (in thousands):

                                                     Quarter         Nine Months
                                                      Ended             Ended
                                                     -------         -----------
1999
----
Weighted shares outstanding - basic                   50,875            50,838
Dilutive effect of stock options                       1,246             1,055
                                                      ------            ------
Weighted shares outstanding - diluted                 52,121            51,893
                                                      ======            ======
                                                     Quarter         Nine Months
                                                      Ended             Ended
                                                     -------         -----------
1998
----
Weighted shares outstanding - basic                   50,867            50,870
Dilutive effect of stock options                       1,184             1,286
                                                      ------            ------
Weighted shares outstanding - diluted                 52,051            52,156
                                                      ======            ======

                                5

Options to purchase 500,000 shares of Hussmann Common Stock at prices ranging from $16.66 to $17.94 per share were outstanding during the three months and nine months ended September 30, 1999, but were not included in the computation of diluted earnings per share due to the exercise price of these options being greater than the average market price of Hussmann Common Stock. These options begin to expire in 2008.

Options to purchase 519,000 shares of Hussmann Common Stock at $17.94 per share were outstanding during the three months and nine months ended September 30, 1998, but were not included in the computation of diluted earnings per share due to the exercise price of these options being greater than the average market price of Hussmann Common Stock. These options expire in 2008.

3.   INVENTORIES

Inventories consist of the following:

                                                   September 30,      December 31,
                                                       1999               1998
                                                   -------------      ------------
Raw materials and work in process                     $101.9             $ 81.2
Finished goods                                          46.7               25.7
                                                      ------             ------
Total                                                 $148.6             $106.9
                                                      ======             ======

4.   PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

                                                  September 30,      December 31,
                                                      1999              1998
                                                  -------------      ------------
Land                                                 $  12.3           $   5.3
Building and improvements                               85.0              81.8
Machinery and equipment                                249.9             212.3
                                                     -------           -------
     Total property and equipment                      347.2             299.4

Less:  accumulated depreciation                       (164.2)           (157.6)

Construction in progress                                16.6              26.6
                                                     -------           -------
                                                     $ 199.6           $ 168.4
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

The following tables present financial information for each of these business segments for the periods presented:

                                                       Quarter Ended September 30,
                                          ---------------------------------------------------
                                                                               Operating
                                                 Revenues                       Income
                                          ---------------------          --------------------
                                           1999           1998           1999           1998
                                          ------         ------          -----          -----
U.S. and Canada                           $269.8         $251.1          $49.5          $42.7
Europe                                      43.4           34.6            1.7            0.5
Other International                         49.3           47.5            0.8            6.4
                                          ------         ------          -----          -----
  Total                                   $362.5         $333.2           52.0           49.6
                                          ======         ======

Corporate admin. expenses                                                 (9.8)          (8.0)
                                                                         -----          -----
Total operating income                                                   $42.2          $41.6
                                                                         =====          =====

                                                     Nine Months Ended September 30,
                                          ---------------------------------------------------
                                                                              Operating
                                                 Revenues                      Income
                                          ---------------------         ---------------------
                                           1999           1998           1999           1998
                                          ------         ------         ------         ------
U.S. and Canada                           $698.6         $662.6         $111.3         $ 94.7
Europe                                     138.6           93.2            2.4           (1.6)
Other International                        120.3          116.2           (2.9)          12.4
                                          ------         ------         ------         ------
  Total                                   $957.5         $872.0          110.8          105.5
                                          ======         ======

Corporate admin. expenses                                                (24.0)         (22.9)
                                                                        ------         ------
Total operating income                                                  $ 86.8         $ 82.6
                                                                        ======         ======
                                            Total Assets as of:
                                       ----------------------------
                                       September 30,   December 31,
                                           1999           1998
                                       -------------   ------------
U.S. and Canada                           $398.8         $358.3
Europe                                     238.0           79.4
Other International                        140.3          160.9
Corporate                                   68.6           55.1
                                          ------         ------
                                          $845.7         $653.7
                                          ======         ======

The Company's European segment includes the results of operations and the financial position of Koxka C.E., S.A. ("Koxka"), which was acquired on March 23, 1999. Koxka's results of operations have been included in the Company's results of operations from March 23, 1999 through September 30, 1999.

6.   COMPREHENSIVE INCOME

Comprehensive income consists of the following:

                                               Quarter Ended               Nine Months Ended
                                               September 30,                 September 30,
                                           --------------------          --------------------
                                           1999           1998           1999           1998
                                           -----          -----          -----          -----
Net income                                 $22.6          $20.2          $39.1          $40.1
Foreign currency translation adjustment      1.3           (0.2)          (5.5)          (3.9)
                                           -----          -----          -----          -----
Comprehensive income                       $23.9          $20.0          $33.6          $36.2
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

Hussmann paid approximately $135.0 in cash for the acquisition. This excludes the $10.3 loss related to the purchase price hedge used by the Company to lock-in the U.S. Dollar purchase price of $145.0. The purchase price was principally funded with proceeds available under Hussmann's 5-year unsecured revolving credit facility (the "Credit Facility"). The acquisition of Koxka was accounted for using the purchase method of accounting, and accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based upon their estimated fair market values. Goodwill and the trademark associated with this acquisition of approximately $51.5 and $33.3, respectively, are being amortized over the period to be benefited, 40 years. The purchase price allocation process is still preliminary, although Management does not expect amounts to differ materially.

The unaudited pro forma consolidated results, as if Koxka had been acquired on January 1, 1999 and 1998, respectively, and as if McAlpine Investments Limited ("MIL") had been acquired on January 1, 1998, are estimated to be:

                                                Nine Months Ended
                                                  September 30,
                                            ------------------------
                                             1999             1998
                                            ------          --------
Revenues                                    $987.1          $1,005.4
Net income                                    39.3              41.1
Net income per share:
  Basic                                     $ 0.77            $ 0.81
  Diluted                                   $ 0.76            $ 0.79

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Hussmann manufactures, sells, installs and services merchandising and refrigeration systems for the world's commercial food industry. Products include refrigerated and non-refrigerated display merchandisers, refrigeration systems and controls, beverage coolers, air handlers, evaporative condensers, heat exchange coils and walk-in storage coolers and freezers. Hussmann operates in three geographic segments: U.S. and Canada, Europe and Other International, which includes Mexico, Latin America and Asia Pacific.

RESULTS OF OPERATIONS - QUARTER ENDED SEPTEMBER 30, 1999, COMPARED WITH QUARTER ENDED SEPTEMBER 30, 1998

REVENUES

Revenues of $362.5 for the three months ended September 30, 1999, were $29.3 or 9% over the same period 1998 revenues of $333.2. Revenues in all of the Company's geographic segments increased over the comparable 1998 period. The following is a summarized analysis:

                                  1999         $ Change      % Increase
                                Revenues         1998        (decrease)
-----------------------------------------------------------------------
U.S. and Canada                  $269.8          $18.7           7%
Europe                             43.4            8.8          25
Other International                49.3            1.8           4
-----------------------------------------------------------------------
Total                            $362.5          $29.3           9%
-----------------------------------------------------------------------

The 7% increase in revenues in the U.S. and Canada was the result of continued strong U.S. supermarket and specialty case demand. Revenues in Europe increased 25% due to the acquisition of Koxka, which was purchased on March 23, 1999. The increase in revenues from Koxka was partially offset by lower than expected supermarket equipment sales in the U.K. Revenues in Other International increased 4%, principally due to the acquisition of MIL (a distribution company) and strong sales growth in China. Excluding MIL, revenues in this segment would have decreased nearly 36%. This decrease was due to the previously disclosed loss of sales volume on beverage coolers in Latin America. In addition, despite volume growth, revenues in Brazil were reduced by the substantial devaluation of the Brazilian Real during the first quarter of 1999.

GROSS PROFIT

Gross profit increased mainly due to the 9% increase in revenue. Gross profit as a percent of revenue increased 0.1 points compared to 1998, mainly driven by improvements in the U.S. and Canada and the acquisition of Koxka, offset by the lower volume in Mexico and lower margin mix of revenue in the U.K. and MIL.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Total selling, general and administrative ("SG&A") expenses increased
19% to $40.2 in 1999 from $33.7 in 1998. The increase in SG&A expenses relates to the acquisitions of Koxka and MIL, and costs associated with the Company's implementation of an integrated company-wide information system ("ERP").

OPERATING INCOME

Operating income of $42.2 for the three months ended September 30, 1999, was 1% or $0.6 greater than that reported for the comparable period in 1998. This increase was attributable to the 16% increase in operating income in the U.S. and Canada and the acquisition of Koxka. The following table summarizes the fluctuations in operating income by segment:

                                   1999                      % Increase
                                Operating      $ Change      (decrease)
                                  income         1998           1998
-----------------------------------------------------------------------
U.S. and Canada                  $ 49.5         $  6.8          16%
Europe                              1.7            1.2          Fav
Other International                 0.8           (5.6)        Unfav
-----------------------------------------------------------------------
                                   52.0            2.4           5

Corporate admin. expenses          (9.8)          (1.8)        (23)
-----------------------------------------------------------------------

Total operating income           $ 42.2         $  0.6           1%
-----------------------------------------------------------------------

The increase in the U.S. and Canada was due to increased volume, productivity and efficiency improvements, continued favorable markets for material prices, and enhancements in materials management. The improvement in Europe is due to the acquisition of Koxka. Operating income for Other International decreased from a record setting 1998 performance of $6.4 to $0.8 in 1999. This decrease is mainly attributable to significantly lower beverage cooler sales volume in Mexico.

INTEREST EXPENSE

Interest expense of $6.2 increased $0.3 or 5% from 1998 to 1999, principally as a result of financing the Koxka acquisition. Excluding the Koxka related interest, interest expense would have decreased approximately
30% due to strong cash flows from operations and better management of international debt.

EFFECTIVE INCOME TAX RATE

Hussmann's effective income tax rate was 36.0% for the three months ended September 30, 1999, or 3.3 points lower than the 1998 pro forma effective rate of 39.3%. This lower effective tax rate is principally due to a lower statutory rate in Spain than in the U.S., implemented tax strategies relating to both domestic and international operations and the unfavorable impact of hyper-inflationary accounting in Mexico during 1998.

RESULTS OF OPERATIONS -- NINE MONTHS ENDED SEPTEMBER 30, 1999, COMPARED WITH PRO FORMA NINE MONTHS ENDED SEPTEMBER 30, 1998


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

                                  Nine Months Ended September 30, 1998
                                 --------------------------------------
                                               Pro Forma
                                 Actual       Adjustments    Pro Forma
-----------------------------------------------------------------------
Revenues                         $872.0              -         $872.0
Operating income                   82.6              -           82.6
Whitman charges                     1.5           (1.5)             -
Total interest expense             15.2            0.1           15.3
Pretax income                      63.5            1.4           64.9
Income tax expense                 24.3            0.5           24.8
Net income                         40.1            0.9           41.0
-----------------------------------------------------------------------

Diluted earnings per share       $ 0.77          $0.02         $ 0.79
-----------------------------------------------------------------------

REVENUES

Revenues for the nine months ended September 30, 1999, of $957.5 were $85.5 or 10% over the same period 1998 revenues of $872.0. Revenues increased in all of the geographic segments. The following is a summarized analysis:

                                  1999         $ Change      % Increase
                                Revenues         1998        (decrease)
-----------------------------------------------------------------------
U.S. and Canada                  $698.6          $36.0            5%
Europe                            138.6           45.4           49
Other International               120.3            4.1            4
-----------------------------------------------------------------------

Total                            $957.5          $85.5           10%
-----------------------------------------------------------------------

The 5% increase in revenues in the U.S. and Canada was principally driven by continued strong U.S. supermarket and specialty case demand.
The increase of 49% in revenues in Europe was due to the acquisition of Koxka. This increase was partially offset by lower equipment sales to major U.K. food retailers. The 4% increase in revenues in Other
International was principally due to the third quarter 1998 acquisition of MIL and strong sales in China. These increases were offset by significantly lower revenues in Mexico, following 1998's record performance, and lower revenues in Brazil. The decrease in Mexico relates to the significantly lower demand for beverage coolers in Latin America. In addition, despite volume increases, revenues in Brazil were reduced by the substantial devaluation of the Brazilian Real during the first quarter of 1999.

GROSS PROFIT

Gross profit increased mainly due to the 10% increase in revenue. Gross profit as a percent of revenue was up slightly to 20.8%. Improvements in the U.S. and Canada and the addition of higher margin sales from Koxka were offset by a lower margin mix of revenue in the U.K. and at MIL.
Gross profit in Mexico was also down from a record setting performance in 1998, mainly due to the severe drop in demand for beverage cooler products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Total selling, general and administrative ("SG&A") expenses increased 16% to $112.5 in 1999, from $97.1 in 1998. The increase in SG&A expenses relates to the acquisitions of Koxka and MIL and costs associated with the Company's implementation of ERP.

OPERATING INCOME

Operating income in 1999 of $86.8 was 5% or $4.2 greater than that reported for the comparable period in 1998. This increase was mainly attributable to the 18% increase in operating income in the U.S. and Canada, and the favorable increase in Europe related to the Koxka acquisition. The following table summarizes the fluctuations in operating income by segment:

                                   1999
                                Operating      $ Change      % Increase
                                 Income           1998       (decrease)
-----------------------------------------------------------------------
U.S. and Canada                 $ 111.3         $ 16.6           18%
Europe                              2.4            4.0           Fav
Other International                (2.9)         (15.3)         Unfav
-----------------------------------------------------------------------
                                  110.8            5.3            5

Corporate admin. expenses         (24.0)          (1.1)           5
-----------------------------------------------------------------------

Total operating income          $  86.8         $  4.2            5%
-----------------------------------------------------------------------

The increase in the U.S. and Canada was due to increased volume, productivity and efficiency improvements, continued favorable markets for material prices, and enhancements in materials management. The significant improvement in Europe is due to the acquisition of Koxka, offset by lower margin revenues in the U.K. Operating income for Other International decreased $15.3 from the $12.4 operating income recorded during the first nine months of 1998, to an operating loss of $2.9 reported in 1999. This decrease is mainly due to lower 1999 volume in Mexico, caused by lower demand for beverage coolers and a difficult comparison to a record setting 1998 performance.

INTEREST EXPENSE

Interest expense of $16.2 increased $0.9 or 6% from pro forma 1998 to 1999, principally as a result of financing the Koxka acquisition. Excluding the interest associated with the acquisition of Koxka, interest expense for the nine-month comparable period would have decreased approximately 20% primarily due to positive cash flows from operations and better management of international debt. For 1998's pro forma financial statement presentation, it was assumed that $240.0 in borrowings were outstanding for the period January 1, 1998, through January 31, 1998, the Distribution.

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

EFFECTIVE INCOME TAX RATE

Hussmann's effective income tax rate was 36.0% for the nine months ended September 30, 1999, or 2.2 points lower than the 1998 pro forma effective rate of 38.2%. This lower effective rate is principally due to a lower statutory rate in Spain than in the U.S., implemented tax strategies relating to both domestic and international operations and the unfavorable impact of hyper-inflationary accounting in Mexico during 1998.

NET INCOME AND EARNINGS PER SHARE

Net income, excluding the aforementioned Koxka Charge, increased 11% to $45.4 from $41.0 for the same period of 1998, reported on a pro forma basis. Earnings per diluted share also increased 11% to 88 cents from 79 cents per diluted share for the same period of 1998. The after-tax impact of the Koxka Charge was approximately $6.3, or 13 cents per diluted share.

LIQUIDITY, FINANCIAL CONDITION AND CAPITAL RESOURCES

CASH FLOWS FROM OPERATIONS

As anticipated, Hussmann collected accounts receivable associated with the late fourth quarter sales during the first quarter of 1999, which drove the improvement in cash flows from operations when compared with the same period of 1998. Through the first nine months of 1999, the Company provided cash from operations of $34.8 compared to $20.3 for the same period of 1998. This improvement in cash flow was driven by the $20.8 improvement in working capital.

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in investing activities was $152.4 and $25.1 for the nine months ended September 30, 1999 and 1998, respectively. The main component in 1999's negative cash flow from investing activities is the purchase of Koxka. The increase in capital investments relates to the timing of spending on Hussmann's ERP project and productivity and efficiency programs in the U.S. and Canada. Included in other cash flows from investing activities, are the cash proceeds from the sale of the Company's interest in an airplane and the sale of the two manufacturing facilities located in Glasgow, Scotland, and in Santiago, Chile. These facilities were part of the respective restructuring programs in those countries.

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash provided by financing activities was $135.1 and $12.6 for the nine months ended September 30, 1999 and 1998, respectively. The significant increase in 1999's reported balance represents proceeds from long-term debt and borrowings under Hussmann's Credit Facility to finance the acquisition of Koxka. For 1998, proceeds from long-term debt of $124.1 and net borrowings under the Credit Facility were primarily used to settle the Company's obligations to Whitman and to fund working capital. In January 1998, Hussmann paid Whitman $240.0 to extinguish its intercompany notes and to pay a cash dividend to Whitman of approximately $80.0.

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

On March 22, 1999, Hussmann borrowed approximately $145.0 under the Credit Facility to fund the acquisition of Koxka and to pay related expenses. At September 30, 1999, $129.0 was outstanding under the Credit Facility. In addition, at September 30, 1999, Hussmann had $86.2 and $48.5 of uncommitted, domestic lines-of-credit available and outstanding, respectively.

On June 2, 1999, the Company borrowed $46.0 in the form of a seven-year amortizing note. The interest rate is established semi-annually based on LIBOR. The current interest rate is approximately 6.2%. The Company used the proceeds of the note to pay down amounts borrowed under the Credit Facility.

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

NON-U.S. OPERATIONS

The most significant non-U.S. operations are located in Canada, Mexico, Spain and the U.K., with smaller operations located in, among other countries, Brazil, New Zealand, Australia, and China. Because the majority of Hussmann's non-U.S. entities conduct business in their respective local currencies, Hussmann is subject to foreign currency risks when translating its non-U.S. entity financial statements into U.S. Dollars for financial reporting purposes. The Company has begun to use foreign currency risk management instruments to manage its exposures to changes in foreign currency exchange rates with respect to certain of its non-U.S. operations. Management continually monitors its use of foreign currency risk management instruments in order to mitigate the Company's exposures.

In addition to foreign currency translation risks faced by Hussmann, other risks associated with non-U.S. operations include the potential for restrictive actions taken by host country governments, risks relating to non-U.S. economic and political conditions, and risks relating to limits on the transfer of funds from non-U.S. entities to Hussmann.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, SFAS 133 was amended whereby the effective date was deferred one year, to fiscal years beginning after June 15, 2000. Management is assessing the effects of this statement on the Company's consolidated financial statements and notes thereto. Management does not believe SFAS 133 will have a significant impact on Hussmann's consolidated results of operations, financial condition or its cash flows.

YEAR 2000

The Company has assessed the Year 2000 ("Y2K") issue as it relates to its global information technology ("IT") and determined it must modify or upgrade certain portions of the hardware and software in its information systems. The Company is utilizing both internal and external resources to complete the reprogramming, upgrades and testing necessary to complete this modification and replacement process. The Company's Y2K efforts are being carried out by the Company's Y2K Team which has created a plan to complete Y2K reprogramming and testing of the Company's information systems ("the Plan"). During the second quarter 1999, the Company made the decision to accelerate the planned upgrade of its hardware system at its main IT facility, which was not part of the original Y2K plan. This upgrade was accelerated to support the additional capacity requirements from increased transactional volume. This upgrade requires additional Y2K testing in order to ensure the Company's applications, which have been Y2K tested, work in the new hardware environment. It is anticipated this additional testing will be completed in November 1999. Given the results of the application testing to date, Management does not anticipate any significant issues related to this hardware upgrade. Progress against the Plan is monitored and reported to Management and to the Audit and Compliance Committee of the Board of Directors on a regular basis. The Y2K Team believes it remains on schedule, according to the Plan. As of September 30, 1999, the Company has incurred approximately $3.5 related to Y2K work and does not anticipate the cost of its remaining Y2K work (which will be incurred over the next 3 to 9 months) to exceed $1.5.

The Company is continuing to address its non-IT Y2K issues to determine what exposure, if any, the Company has in this area. The Y2K Team has completed its assessment of equipment embedded with microprocessors, products sold and service contracts. Based on this assessment, Management does not believe that any costs associated with such non-IT Y2K issues will be material.

As part of its non-IT Y2K Plan, the Company is also assessing the Y2K compliance status of third parties with which it does business. The Company has contacted its key suppliers and customers to evaluate their Y2K readiness. Contingency plans to help protect the Company's business from Y2K related interruptions have been developed and include, for example, identifying, to the extent possible, alternative critical suppliers, having service technicians available for the Company's customers and other backup procedures. The Company will reassess its contingency plans as it completes its review of third party readiness.

The expected costs of the projects and the date on which Hussmann plans to complete all of the Y2K work are based on Management's best estimates, which are derived from numerous assumptions about future events, including the availability of certain resources, third-party modification plans, and other factors. The Company believes the worst-case scenario is that a short-term disruption may occur with a few suppliers or customers. Given the seasonality of the Company's business, any such disruption would occur during the Company's historically lower period of demand. The effect, if any, on the Company if the Company, its suppliers or customers, or the public sector are not fully Y2K compliant, however, cannot be reasonably estimated. There can be no guarantee the Company's estimates will be achieved and actual results could differ materially. Specific factors that might cause material differences include, but are not limited to, the continued availability and cost of personnel trained in this area and the ability of the Company to identify and correct all relevant computer codes. Certain of the non-IT Y2K issues have far-reaching implications, some of which cannot be anticipated or predicted with any degree of certainty. There can be no assurances the systems or products of third parties on which the Company relies will be timely converted or that a failure by a third party, or a conversion incompatible with the Company's systems, would not have a material adverse effect on the Company.

OTHER

Due to initial construction problems encountered in Mexico and a reassessment of its Mexican operations, in view of the significant decrease in demand for beverage coolers in Latin America, Hussmann has postponed the construction of a new facility in Toluca, Mexico, until beverage cooler demand strengthens.

Hussmann may continue to repurchase Hussmann Common Stock from time-to-time to offset dilution resulting from the exercise of stock options in accordance with the common stock repurchase plan approved by the Board of Directors.

SAFE HARBOR STATEMENT

In addition to the historical information presented in this quarterly report, the Company has made and will make certain forward-looking statements in this report, other reports filed by the Company with the SEC, reports to shareholders and in certain other contexts relating to future revenues, costs, expenses, production schedules, profitability, financial resources, and the Y2K issue, among others. Statements relating to the foregoing or that predict or indicate future events and trends, and which do not relate solely to historical matters are forward-looking statements. Forward-looking statements are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are based on Management's beliefs as well as assumptions made using information currently available to Management. Accordingly, Hussmann's actual results may differ materially from those projected, expressed or implied in such forward-looking statements due to known and unknown risks and uncertainties that exist in Hussmann's operations and business environment, including among other factors: 1) the failure by Hussmann to produce anticipated cost savings, improve productivity, or create efficiencies; 2) the timing and magnitude of capital investments; 3) economic and market conditions in the U.S. and worldwide; 4) currency exchange rates; 5) changes in customer spending levels and demand for new products; 6) cost and availability of raw materials; 7) the continuation of growth in significant developing markets such as in Mexico, South America and Asia Pacific; 8) overall competitive activities; 9) failure of the Company, its suppliers or vendors to achieve Y2K compliance in a timely manner; 10) the ability of Hussmann to successfully integrate the Koxka operations into its business; and
11) other risks associated with the Company's operations and the economic environment in which it operates. Although the Company believes its forward-looking statements are based on reasonable assumptions, there can be no assurance that actual results, performance or achievements will not differ materially from any future results, performance or achievements projected, expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY RISK

Hussmann's non-U.S. entities conduct the majority of their business in their respective local currencies. Therefore, Hussmann is subject to foreign currency risks when translating its non-U.S. entity financial statements into U.S. Dollars for financial reporting purposes. The Company has begun to use foreign currency risk management instruments to manage its exposures to changes in foreign currency exchange rates with respect to certain of its non-U.S. operations. Management continually monitors its use of foreign currency risk management instruments in order to mitigate the Company's exposures.

As previously announced, Hussmann hedged the purchase price established in the agreement to purchase Koxka, which was denominated in Spanish Pesetas. Hussmann hedged the Peseta exposure to lock-in a U.S. Dollar purchase price of $145.0 using forward currency exchange contracts. The realized loss of $10.3 from settling these forward contracts is reflected in the consolidated statements of operations as foreign exchange loss on purchase price hedge.

INTEREST RATE RISK

As of September 30, 1999, Hussmann had $342.6 in long-term debt outstanding, $125.0 of which represented senior note obligations with a fixed rate of 6.75%. The majority of the remaining balance represents amounts outstanding on the Company's Credit Facility and other lines-of-credit with floating interest rates. Given the current mix of the Company's outstanding indebtedness, Management does not believe its exposure to short-term interest rate changes would be material.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

               EXHIBIT
               NUMBER   DESCRIPTION
               ------   -----------

               27 Financial Data Schedule for the nine months ended September 30, 1999

         (b)   Reports on Form 8-K:

               Hussmann filed no Current Reports on Form 8-K during the quarter ended September 30, 1999, and through the filing date of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUSSMANN INTERNATIONAL, INC.

                             /s/ Thomas G. Korte
                             --------------------------------------------
                                 Vice President and Corporate Controller
                                 (as duly authorized officer and chief
                                 accounting officer of the registrant)

Dated:  November 8, 1999.



EXHIBIT INDEX

Exhibit Number
--------------

      27       Financial Data Schedule for the nine months ended
               September 30, 1999