Form 10-K405
period 1999-12-31
HUSSMANN INTERNATIONAL INC
filed 2000-03-30
CIK 1046128

===========================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-K
                           ____________________


/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                    OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM TO

                   COMMISSION FILE NUMBER: 01-13407

                      HUSSMANN INTERNATIONAL, INC.
         (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                               43-1791715
    (STATE OR OTHER JURISDICTION                   (I.R.S. EMPLOYER
  OF INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

12999 ST. CHARLES ROCK ROAD, BRIDGETON, MISSOURI      63044-2483
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

As of February 29, 2000, the aggregate market value of the Registrant's voting and non-voting common equity held by non-affiliates was $733.6 million (based on the closing price of such date, as reported for the New York Stock Exchange-Composite Transactions).

The number of shares of the Registrant's Common Stock, $.001 par value per share, outstanding as of February 29, 2000 was 50,753,000.

                  DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Hussmann International, Inc.'s Annual Report to Shareholders for the year ended December 31, 1999 (Part I, Part II, and Part IV of
Form 10-K).

2. Portions of Hussmann International, Inc.'s Notice of 2000 Annual Meeting of the Stockholders and Proxy Statement (Part III of Form 10-K).

===========================================================================

                                   TABLE OF CONTENTS
                                                                                   PAGE
                                                                                   ----
PART I
Item:
1.       Business                                                                    1
2.       Properties                                                                  7
3.       Legal Proceedings                                                           7
4.       Submission of Matters to a Vote of Security Holders                         7

PART II
Item:
5.       Market for Registrant's Common Equity and Related Stockholder Matters       8
6.       Selected Financial Data                                                     8
7.       Management's Discussion and Analysis of Financial Condition and Results
          of Operations                                                              9
7A.      Quantitative and Qualitative Disclosures about Market Risk                  9
8.       Financial Statements and Supplementary Data                                 9
9.       Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure                                                       9

PART III
Item:
10.      Directors and Executive Officers of the Registrant                          9
11.      Executive Compensation                                                      9
12.      Security Ownership of Certain Beneficial Owners and Management              9
13.      Certain Relationships and Related Transactions                              9

PART IV
Item:
14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K            10
         Signatures                                                                 10




                                  PART I

ITEM 1.   BUSINESS

BACKGROUND

Hussmann International, Inc. ("Hussmann" or the "Company") was incorporated under the laws of the State of Delaware on August 29, 1997. At the time of its incorporation, the Company was a wholly-owned subsidiary of Whitman
Corporation, a Delaware Corporation ("Whitman").

On January 30, 1998, (the "Distribution Date") Whitman distributed (the
"Distribution") all the issued and outstanding shares of common stock, par value $.001 per share, of the Company ("Hussmann Common Stock") to the shareholders of record of Whitman's common stock as of January 16, 1998.
The Distribution was made pursuant to the terms of a Distribution and Indemnity Agreement (the "Distribution Agreement") dated as of December 31,
1997, by and among Whitman, the Company and Hussmann Corporation, a Missouri corporation ("Hussmann Corporation") and wholly-owned subsidiary of the Company.

Pursuant to the Distribution Agreement and prior to the Distribution Date, the Company and Whitman executed a series of steps in order to separate from Whitman any assets related to the business of Hussmann. Such steps involved, among other things, the transfer to Hussmann from Whitman of Hussmann Corporation and all of the businesses managed by Hussmann
Corporation including its foreign operations, which were previously held by a Netherlands company owned by Whitman. As a result of the Distribution, Hussmann, including its wholly and majority-owned subsidiaries, is now an independent public company.

Hussmann Corporation is the successor to the business started by Harry L.
Hussmann in 1906 which sold butchers supplies. Hussmann Corporation introduced the first meat display case in 1917 and the first frozen food case for Clarence Birdseye in 1933. Since 1933, Hussmann has grown to be the market leader in the manufacture and sale of refrigerated display merchandisers and refrigeration systems in the U.S., Canada, Spain, the U.K., Mexico, Brazil and the Asia-Pacific region. Hussmann Corporation was incorporated in Missouri in 1929. Hussmann's principal executive offices are located at 12999 St. Charles Rock Road, Bridgeton, Missouri,
63044.  The Company's telephone number is (314) 291-2000.

OVERVIEW

Hussmann manufactures, sells, installs and services merchandising and refrigeration systems for the commercial food industry throughout the world.
Products include refrigerated and non-refrigerated display merchandisers, refrigeration systems and controls, beverage coolers, air handlers, evaporative condensers, heat exchange coils and walk-in storage coolers and freezers. Hussmann's commitment to research and development provides for the creation of energy efficient products designed to provide low life-cycle cost. Hussmann's wide product line features high quality products designed to meet the needs of a broad range of customers.

Hussmann operates in three geographic segments: U.S. and Canada, Europe, and Other International which includes Mexico, Latin America and Asia-
Pacific. Hussmann's 1999 revenues of $1.3 billion included $937.2 million from the U.S. and Canada segment, $203.2 million from the European segment and $174.6 million from the Other International segment. For further information related to Hussmann's geographic segments, see note 19 of the notes to consolidated financial statements included as part of Hussmann's
Annual Report to Shareholders for the year ended December 31, 1999 (the
"1999 Annual Report"), incorporated herein by reference.

MARKET OVERVIEW

In the U.S. and Canada, Hussmann sells its products primarily to supermarkets and convenience stores, including global and national chains, as well as local retailers. Since 1995, supermarkets and convenience stores have accelerated their expansion by remodeling their facilities and modernizing their equipment, partly in response to increased competition from new store formats. In addition, consolidation in the supermarket industry has led to reformatting and remodeling as chains integrate their newly acquired stores. Refrigerated display cases are being installed to address growing consumer demand for fresh, prepared and ready-to-eat foods.
Finally, federal and state environmental regulations pertaining to energy, core product temperatures and sanitation are also driving expansion and remodeling.



In addition to expansion by supermarkets and convenience stores, with the popularity of the home meal replacement trend, the food service market is now one of the fastest growing parts of the commercial food industry in the U.S. This growth is attributable to the same factors driving supermarkets and convenience stores to sell more prepared foods. Another growing market within the commercial food industry is commercial/industrial refrigeration, including the emerging Home Delivered/Internet Grocery segment.

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

STRATEGY

Hussmann's business strategy is to maintain and improve its position as a leader in the mature markets in which it competes while expanding its presence in the food service and food warehouse markets, and in evolving international markets.

Domestic Revenue Growth. In the U.S. and Canada, Hussmann seeks to increase its sales to those customers which it has historically served in the commercial food industry while also increasing sales to higher growth areas of the food service and food warehouse markets. Hussmann plans to achieve these goals by (i) continuing to develop proprietary products such as the Impact(R) line and the Protocol(R) refrigeration system (described below) in order to differentiate Hussmann from its competitors, (ii) expanding into the food service and food warehouse markets by leveraging its existing technological and manufacturing expertise, and (iii) pursuing strategic acquisitions to broaden its service and distribution network and manufacturing capabilities.

International Expansion. Hussmann seeks to participate in the growth of developing regions throughout the world by further strengthening its manufacturing and distribution presence in these regions. Hussmann is investing in manufacturing facilities that have the technology to produce specific products tailored to local customer demand. Hussmann expects to increase its global competitiveness by locating manufacturing facilities in various regions throughout the world. Management believes the Company's global manufacturing platform provides a key advantage in serving major retailers who are making international expansion an integral part of their growth plans. Approximately, 29%, 26% and 22% of Hussmann's 1999, 1998 and
1997 revenues, respectively, were derived from its operations located outside of the U.S and Canada.

To further the Company's strategy for international expansion, in March
1999, Hussmann completed its acquisition of Koxka C.E., S.A. ("Koxka"), the leading commercial refrigeration company in Spain. Koxka manufactures a complete line of commercial and industrial refrigeration products including standard and customized merchandising display cases for supermarkets, beverage coolers, ice cream merchandisers and an array of other self-contained food merchandisers. In 1999, Koxka contributed approximately $90 million to Hussmann's consolidated revenues.

In August 1998, Hussmann acquired a 65% interest in McAlpine Investments,
Ltd. ("MIL"). MIL consists of two separate operating companies engaged in the sale, installation, manufacture and service of commercial refrigeration products for the retail food industries in New Zealand, Australia and various island nations throughout the South Pacific. MIL had combined revenues in 1999 and 1998 of approximately $67.3 million and $29.2 million, respectively. For further information regarding the Company's recent acquisitions, see note 4 of the notes to consolidated financial statements included in the 1999 Annual Report, incorporated herein by reference.

Increased Capacity. The commercial food industry in the U.S. has experienced significant growth since the beginning of 1995. As a result, the majority of Hussmann's plants operated at full capacity during the third and fourth quarters of 1995 through 1999. In order to capitalize on the industry's growth while providing timely delivery to existing customers, Hussmann completed its plan to expand by 20%, the production capacity of refrigerated display cases at its Bridgeton, Missouri plant.
The Company also consolidated the production of refrigeration systems from five plants to two, which are located near Atlanta, Georgia and in Chino, California. For further information regarding the Company's capacity expansion see Management's Discussion and Analysis of Financial Condition and Results of Operations: Liquidity, Financial Condition and Capital
Resources included in the 1999 Annual Report, incorporated herein by reference.

Cost Reduction. Hussmann has implemented aggressive cost and expense containment programs including rationalizing similar manufacturing operations, instituting centralized purchasing of frequently used components, consolidating engineering efforts and targeting selling, general and administrative and fixed costs to remain constant through the year 2001.





PRODUCTS

Hussmann products include refrigerated and non-refrigerated display merchandisers, refrigeration systems and controls, beverage coolers, air handlers, evaporative condensers, heat exchange coils and walk-in storage coolers and freezers. Hussmann's wide product line features high quality products designed to meet the needs of a broad range of customers. All of Hussmann's products are certified to relevant national or international industry standards, as appropriate, by independent laboratories.

Merchandisers. Refrigerated display merchandisers preserve perishable food products while allowing products to be attractively displayed and easily accessed by the consumer. Display merchandisers are used to display refrigerated and frozen products in supermarkets, convenience stores, food service outlets and delicatessens. These merchandisers are either self-contained or linked to a remote refrigeration system. Hussmann's display merchandisers can be customized to display a variety of items.

Hussmann's standard product line of merchandisers, the Impact line, was introduced in 1995. Hussmann has positioned Impact as a global merchandising platform. Before the introduction of the Impact line, Hussmann's operating units offered region-specific merchandising product lines. Hussmann's operations in the U.S., Mexico, Latin America, the U.K.
and China have completed the transition to the Impact line. Hussmann does not anticipate significant changes to Koxka's product line due to Koxka's unique European product design and existing customer base. Additionally, Koxka's products have had strong acceptance in Hussmann's distribution channels, especially in Asia-Pacific and Latin America.

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

Hussmann is also a leader in providing customized display merchandisers and accessories which complement its standard lines. The demand for these merchandisers has increased with the growth of specialty sections in supermarkets that require attractive, custom designed merchandisers highlighting displayed products. These higher margin, specialized merchandisers represent an expanding market where Hussmann can capitalize on its leadership position and extensive branch network for selling, installing and servicing products. Hussmann merchandisers can be refrigerated, non-refrigerated, heated and color coordinated to store specifications. Hussmann's Chino, California and Brantford, Ontario plants are the largest custom merchandiser manufacturers in North America.

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

In 1993, Hussmann introduced the Protocol refrigeration system.  The
Protocol system utilizes compact, multiple scroll compressor refrigeration units enclosed in attractive housings. Unlike back room systems, individual Protocol units are located either in or very near the sales areas, close to the refrigerated display cases. Protocol units use minimal floor space and eliminate the need for back room refrigeration and the related construction costs. Protocol is a chlorofluorocarbon (CFC) and hydrochlorofluorocarbon (HCFC) free system, which uses up to 50% less refrigerant and reduces the amount of piping and the likelihood of refrigerant leaks.

Other Products. Hussmann manufactures numerous other products for use in the commercial food industry. These products include a line of coolers for the beverage industry sold primarily in Mexico and Latin America. In addition, Hussmann manufactures air handlers, evaporative condensers and heat exchange coils for the commercial/industrial refrigeration market.
Hussmann also manufactures and installs walk-in storage coolers and freezers used for bulk storage and storage for non-display items. These units are typically found in the back rooms of supermarkets and convenience stores and other commercial sites, such as hotel and cafeteria kitchens.
Hussmann's other products include self-contained refrigeration equipment utilized in convenience stores, ice cream merchandisers and other specialty refrigerated equipment used in a variety of food-related businesses.

                                   3






PRODUCT DEVELOPMENT AND PROPRIETARY INFORMATION

Hussmann strives to be the technology leader in food merchandising equipment and commercial refrigeration. Hussmann believes technological development is an important factor in its ability to maintain its market leadership position. Hussmann's research and product development strategy is to centralize the development of new products for global application.
Two global design centers have responsibility for creating new products with a focus on global design for specific technologies and product lines.
The goal of the design centers is to achieve more commonality of components and modularity in Hussmann's product lines. The centers share technologies and product designs. The Impact merchandiser platform is a product of Hussmann's global design approach.

The corporate design center, located in Bridgeton, is responsible for technological development, new supermarket display case platform development and global manufacturing support. The Mexico City design center is responsible for entry level products such as beverage coolers and spot merchandisers. In addition to the global design centers, Hussmann conducts refrigeration systems development primarily at its Bridgeton and Atlanta facilities, and custom merchandiser development is performed at its Chino, California facility.

The corporate design center, which Hussmann believes to be unique in the industry, includes eleven ambient-controlled display case test rooms, two ambient-controlled psychrometric test rooms, one ambient-controlled test chamber, all with dedicated computer based data acquisition systems, a "mini-factory" model shop, materials testing lab, reverberate sound test room, transit and vibration test area, rain test chamber and solid modeling design workstations. The corporate design center allows Hussmann to work closely with chemical companies and compressor, valve and controls manufacturers to create new generations of cases and systems.

Hussmann's research and development efforts are staffed by approximately
145 engineers, designers, laboratory technicians and model makers including approximately 55 at the corporate design center. Hussmann has spent approximately $6.3 million, $6.4 million and $5.6 million on research and development during the years ended 1999, 1998 and 1997, respectively.
Research and development expenditures in future years are expected to approximate $6.0 million a year.

Hussmann holds patents registered in the U.S. and foreign countries for various products. Hussmann believes that although its patents relating to the Impact platform and Protocol refrigeration system are important in maintaining its competitive and marketing advantage, no individual patent is material to its financial condition or results of operations. Hussmann also holds various trademarks, tradenames and copyrights, none of which, other than the Hussmann and Koxka names, are considered by Hussmann to be material to its financial condition or results of operations.

MANUFACTURING OPERATIONS

U.S. and Canada. Hussmann has eight manufacturing plants in the U.S. and two manufacturing plants in Canada, each of which is devoted to the manufacture of certain lines of Hussmann products. Hussmann believes efficiency and quality are improved by concentrating the manufacture of its different product lines at separate plants. For further information, refer to "Properties" appearing elsewhere in this Form 10-K.

Europe. Hussmann reconfigured its manufacturing plant in Milton Keynes, England which makes refrigerated display merchandisers and closed its manufacturing plant in Glasgow, Scotland during 1998. Hussmann sells the products manufactured at the Milton Keynes plant primarily in the U.K.

In addition, Koxka, Hussmann's most recent acquisition and the leading commercial and industrial refrigeration manufacturer in Spain, has five manufacturing locations producing standard and customized merchandising display cases, beverage coolers, ice cream merchandisers and other self-contained food merchandisers. The Company is in the process of rationalizing and consolidating all of its European operations subsequent to the Koxka acquisition. Koxka will complement the Company's existing business in the U.K. and provide numerous integrated synergies.

Other International. In Mexico, Hussmann has manufacturing plants in Mexico
City and Monterrey, primarily serving the supermarket and beverage industries. In January 1997, Hussmann expanded its operations in Latin
America by acquiring a 70% interest in Fast Frio do Brasil, Ltda. ("Fast
Frio"), a Brazilian supermarket equipment manufacturer. In July 1999, the Company acquired the remaining interest in Fast Frio and renamed it
Hussmann do Brasil, Ltda.  In November 1997, Hussmann acquired 100% of
Industrias Gilvert in Mexico City, a manufacturer of commercial and industrial refrigeration products.





Hussmann has a 55% interest in Luoyang Hussmann Refrigeration Co., Ltd., a leading producer of refrigeration systems and display merchandisers in China. The joint venture produces Hussmann-designed products including the Impact line of merchandisers.

As previously stated, Hussmann acquired a 65% interest in MIL with operations in New Zealand and Australia. MIL has three manufacturing locations producing refrigeration systems, custom display merchandisers and cool room panels.

Most of Hussmann's component purchases are for standard, readily available materials such as carbon steel, compressors and electrical components.
Hussmann generally does not enter into long-term supply contracts.
Hussmann also purchases custom components produced to its specifications.
Although an interruption in the supply of a custom component may cause a short-term disruption of operations, Hussmann has alternative supply arrangements to mitigate any long-term effects.

During 1999, Hussmann launched a global purchasing initiative designed to reduce the cost of raw materials. As part of this initiative, global sourcing teams have been assembled, representing each manufacturing facility. Initially, these teams will implement procedures to consolidate orders for high-volume materials and concentrate the Company's purchasing activities with a few "best-in-class" companies. In addition, Hussmann expects it will be able to improve inventory management through the implementation of an integrated company-wide information system (ERP), which will link the Company's manufacturing sites worldwide, providing the necessary information to enhance vendor transactions globally.

SALES AND MARKETING

In the U.S., Canada, Mexico and the U.K., Hussmann sells, installs and services its products primarily through its network of approximately 39 branch facilities. In addition to these company-operated facilities, Hussmann works with independent distributors throughout the world. Through this network and the Hussmann Total Service Program ("TSP"), Hussmann seeks to promote strong customer loyalty and strengthen its reputation for quality and reliability. The Hussmann TSP encompasses Hussmann's ability to provide store design, engineer a broad range of standard and customized equipment, and provide installation and service capabilities to its customers.

A newly established sales force will target opportunities to sell custom-designed hot and cold food cases for casual dining, carry-out and similar types of food service establishments. In addition, Hussmann has also entered into agreements throughout the U.S. with manufacturers' representatives specializing in the food service market. Hussmann believes these relationships will enable it to more effectively increase its sales in this growing market.

Koxka has a network of eight company-owned distributors, three sales offices and 129 independent distributors in 19 countries. In addition, Koxka products can be distributed through any Hussmann location.

In Latin America, Hussmann sells through a network of approximately 20 independent distributors in those countries where it has no direct investment. Hussmann has distribution agreements in Colombia, El Salvador, Venezuela, Ecuador, Guatemala, Honduras, Costa Rica and Puerto Rico.
Hussmann has its own distribution network in Chile, Argentina, Brazil and Peru. In Southeast Asia, Hussmann has a 50% ownership position in a joint venture that sells, services and installs Hussmann products in Singapore, Malaysia, the Philippines, and Hong Kong. MIL sells, services and installs
Hussmann products in Australia, New Zealand and the South Pacific Islands.
Hussmann has company-owned sales offices in Seoul, Korea and Guangzhou, China. Hussmann also has agreements with distributors and/or licensees, in Taiwan, Thailand, Indonesia, French Polynesia and Guam.

Hussmann's pricing is usually on a competitive bid basis. Hussmann submits individual store bids, multi-store package bids and annual contract bids.
There is standard pricing for some items such as service parts and also for wholesale sales.

COMPETITION

In general, the markets in which Hussmann participates are highly competitive with competition primarily based on features, quality, technology, energy conservation and price. Hussmann believes it is competitive on these bases. Hussmann's competitors vary according to product and geographic area, and include companies that manufacture a variety of products for the commercial food industry and those that specialize in the manufacture of a particular product. Hussmann faces competition from a limited number of large competitors who sell their products to supermarkets and convenience stores in the U.S. and Canada.
These competitors include Kysor-Warren (Berisford, plc), Tyler Refrigeration
Corporation (United Technologies Corporation) and Hill Phoenix,





Inc. (Dover Corporation) in supermarkets and Universal Nolin/Kelvinator
(United Technologies Corporation), Master-Bilt Products, and Federal
(Standex International Corporation) in convenience stores. Competition in the U.S. and Canada in refrigeration systems, walk-in storage coolers and freezers, specialty cases and other Hussmann products is more fragmented, with Hussmann facing competition from a number of regional manufacturers.

In Mexico, Latin America and Europe, Hussmann faces competition from large
European manufacturers, such as Costan and Bonnet (EL. FI Elettrofinanziara
S.P.A.), and Linde AG as well as smaller local manufacturers.  In Asia-
Pacific, Hussmann is in competition with local manufacturers, large
European manufacturers and Japanese manufacturers, such as Sanyo, Hitachi and Nakano.

CUSTOMERS

No single customer accounted for more than 10% of Hussmann's revenues during any of the last three fiscal years. Hussmann's largest customers are supermarkets in the U.S. and include 19 of the top 20 supermarket chains. The U.S. customer base is composed of approximately 11,000 independent and 19,000 chain-owned supermarkets, plus over 96,000 other grocery stores. In recent years, approximately 4,000 stores purchased refrigeration equipment annually for either new stores or remodeling existing stores. Historically, Hussmann's supermarket business has been divided almost equally between outfitting new stores and remodeling existing stores.

In Mexico, Hussmann sells to all of the top ten chains, while in Brazil, Hussmann sells to seven of the top ten chains. In Europe, Hussmann's customer base consists of approximately 20,000 chain-owned and independent supermarkets. The Company serves seven of the top ten European chains.

BACKLOG AND SEASONALITY

The dollar amount of firm backlog at December 31, 1999 was $206.0 million, compared with $201.5 million at December 31, 1998. Substantially all such backlog was shipped by March 1, 2000.

Hussmann experiences the greatest demand for its products in the third and fourth quarters of the year, with greater than 55% of annual sales and revenues occurring during that period in 1999, 1998 and 1997. This demand results from customers' seasonal construction cycles and desire to complete stores prior to the year-end holiday season. On average, during the five-year period ending December 31, 1999, 67% of operating income was generated in the third and fourth quarters.

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

Hussmann is contractually obligated through 2004 to indemnify the current owners of a previously sold operation for the costs to perform certain remedial and monitoring activities. These activities are identified and outlined in a Consent Order signed by Hussmann and the Missouri Department of Natural Resources. Hussmann believes it has sufficient reserves to meet these obligations.

Hussmann has been named as a potentially responsible party under superfund legislation at three sites. One site is a community landfill and the other two sites are treatment, storage and disposal facilities used by Hussmann to handle industrial waste. Hussmann is not currently utilizing any of these sites and believes any liability it may ultimately incur at such sites would not have a material adverse effect on its consolidated financial condition, results of operations, or cash flows.

EMPLOYEES

At December 31, 1999, Hussmann had approximately 9,100 employees including approximately 5,200 covered by collective bargaining agreements. Labor contracts with respect to approximately 3,200, 2,300 and 1,700 employees expire in 2000, 2001 and 2002, respectively. Hussmann considers its relationships with employees to be generally satisfactory.





ITEM 2.   PROPERTIES

Hussmann's world headquarters, corporate design center and principal manufacturing facility are located at a company-owned facility in Bridgeton, Missouri. In the U.S. and Canada, Hussmann has seven additional manufacturing facilities located in seven different states and two manufacturing facilities in Canada. Five of these additional U.S.
facilities are leased and two are owned by the Company. Both facilities in Canada are company-owned.

In Europe, Hussmann has two manufacturing facilities in the U.K. and five in Spain, all of which are owned by the Company. In countries comprising
Other International, Hussmann has three manufacturing facilities in Mexico, (one of which includes a design center), one manufacturing facility in Brazil, one in China, one in Australia and two in New Zealand. The manufacturing facility in China is owned by a joint venture subsidiary of the Company. The manufacturing facilities in Australia and New Zealand, and one of the facilities in Mexico are leased. The two other facilities in Mexico and the facility in Brazil are company-owned. Management believes these facilities are adequate for the Company's business needs.


ITEM 3.   LEGAL PROCEEDINGS

Hussmann is involved in certain claims and legal proceedings arising in the normal course of business. Although it is impossible to predict the ultimate outcome of these matters, in the opinion of Management, after appropriate consultation with legal counsel, the outcome of any such proceedings individually or in the aggregate will not have a material adverse effect on Hussmann's financial condition or results of operations.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 31, 1999.


EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and experience of the executive officers of the Company as of March 2000, are set forth below:

     J. Larry Vowell (59)
     President and Chief Executive Officer, Director since January 29, 1998
     Mr. Vowell has spent his entire professional career with Hussmann.
     After holding a variety of management positions, Mr. Vowell became
     President and Chief Operating Officer-Hussmann U.S.A. in 1990 and
     President and Chief Executive Officer later that year.

     John S. Gleason (58)
     Executive Vice President-North American Operations
     Mr. Gleason joined Hussmann in 1988 as President-International Group.
     He served as Executive Vice President-Sales and Marketing for North
     America from 1991 to 1995.

     Michael D. Newman (43)
     Senior Vice President-Chief Financial Officer
     Mr. Newman joined Hussmann in 1996. Prior to that, he spent 17 years with General Electric Company in various financial positions, most recently as Manager, America's Finance.

     John Schlee (57)
     Senior Vice President-Europe and Middle East
     Mr. Schlee joined Hussmann in 1988 as Group Vice President-
     Manufacturing.  He became Senior Vice President-Manufacturing in
     1989, was Senior Vice President-International from 1995 to 1996 and was Senior Vice President-Global Development from 1996 to November
     1997.




     Lawrence R. Rauzon (50)
     Vice President-Asia-Pacific
     Mr. Rauzon served as Vice President-Western United States from 1989-
     1994 when he was appointed Vice President and Region Manager, Western
     United States. He was appointed to his present position in 1996. He has been with Hussmann since 1978.

     Mark C. Schaefer (42)
     Vice President-Mexico and Latin America
     Mr. Schaefer joined Hussmann in 1981.  He became President-Hussmann
     Mexico in 1992, and was appointed to his present position in 1995.

     Dennis G. Gipson (46)
     Vice President-Global Development
     Mr. Gipson joined Hussmann in 1972.  From 1989 to 1991 he was Vice
     President Sales-North Central Zone.  He served as Vice President for
     Product Development and Research from 1992 to 1996 and as Vice
     President-Refrigeration, North America from 1996 to November 1997.

     Burton Halpern (58)
     Vice President, General Counsel and Secretary
     Mr. Halpern has served in various legal capacities with Hussmann since 1970. He became General Counsel in 1985.

     Joseph R. Pinkston III (45)
     Vice President-Human Resources
     Mr. Pinkston joined Hussmann in 1995.  From 1992-1995 he served as
     Group Director of Human Resources for the Bowman Distribution
     Division of the Barnes Group. Prior to that, he served in various human resource positions with units of AlliedSignal Inc.

     Thomas G. Korte (36)
     Vice President-Corporate Controller
     Mr. Korte joined Hussmann in 1998. From 1986-1998 he was employed by KPMG LLP with his last position being Senior Manager.

There are no family relationships among any of the executive officers.


                                PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

Hussmann Common Stock is listed on the New York Stock Exchange ("NYSE") under the symbol "HSM". As of March 6, 2000, there were 9,788 holders of record of Hussmann Common Stock.

"When issued" trading of Hussmann Common Stock commenced on the NYSE on January 20, 1998. Prior to that date, Hussmann Common Stock was not listed or quoted on any securities exchange or quotation system. Information regarding the Company's reported high and low sales prices as reported for NYSE Composite Transactions for Hussmann Common Stock and the dividends declared for each quarterly period ending after January 20, 1998, is incorporated herein by reference to note 20 of the notes to consolidated financial statements in the 1999 Annual Report.


ITEM 6.   SELECTED FINANCIAL DATA

The information required by this item is set forth in "Five Year Summary of Selected Financial Data" which appears in the 1999 Annual Report, incorporated herein by reference.



ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS

The information required by this item is set forth in "Management's
Discussion and Analysis of Financial Condition and Results of Operations" which appears in the 1999 Annual Report, incorporated herein by reference.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is set forth in "Management's
Discussion and Analysis of Financial Condition and Results of Operations:
Financial Risks and Non-U.S. Operations" which appears in the 1999 Annual
Report, incorporated herein by reference.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The 1999 financial statements and supplemental data required by this item are incorporated herein by reference to the consolidated financial statements and notes thereto, and Independent Auditors' Report which appear in the 1999 Annual Report.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE

None.


                                PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required for Executive Officers is reported in Part I of this report. Other information required by this item is incorporated herein by reference to the information contained under "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in
Hussmann's 2000 Proxy Statement dated April 4, 2000, filed pursuant to
Regulation 14A under the Securities Exchange Act of 1934, as amended (the
"2000 Proxy Statement").


ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the information contained under "Compensation of Directors" and "Executive Compensation and Other Information" in the 2000 Proxy Statement
(other than "Report of Management Resources and Compensation Committee" and
"Performance Graph").


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference to the information contained under "Beneficial Ownership of Common Stock" in the 2000 Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the past fiscal year, neither Hussmann nor its subsidiaries was a party to any transaction or proposed transaction in which any director, executive officer or any member of his or her immediate family had a material direct or indirect interest.







                                PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)  1.   FINANCIAL STATEMENTS

     The consolidated financial statements of Hussmann and its subsidiaries and the Independent Auditors' Report thereon are incorporated herein by reference to the 1999 Annual Report.

     2.   FINANCIAL STATEMENT SCHEDULES

     All schedules are omitted because they are not required, are not applicable or the information is given in the consolidated financial statements or notes thereto contained in the 1999 Annual Report.

     3.   EXHIBITS

     See the accompanying Exhibit Index for a list of Exhibits which are filed as a part of this Form 10-K.

(B)  REPORTS ON FORM 8-K

Hussmann filed a Current Report on Form 8-K dated January 12, 2000, to report that Hussmann and Richard G. Cline, Chairman of the Board of Hussmann, had signed an agreement pursuant to which Mr. Cline agreed, pending his re-election to the Board of Directors of Hussmann, to extend his term as Chairman of the Board for a period of twelve months expiring
January 31, 2001.

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 23rd day of March, 2000.

                      HUSSMANN INTERNATIONAL, INC.



                      By:           /s/ MICHAEL D. NEWMAN
                         ---------------------------------------------
                                      Michael D. Newman
                         Senior Vice President-Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on behalf of the registrant, this 23rd day of March, 2000.


                 SIGNATURE                            TITLE
                 ---------                            -----

           /s/ J. LARRY VOWELL            President and Chief Executive
----------------------------------------  Officer and Director (principal
             J. Larry Vowell              executive officer)


          /s/ MICHAEL D. NEWMAN           Senior Vice President-Chief
----------------------------------------  Financial Officer (principal
            Michael D. Newman             financial officer)


           /s/ RICHARD G. CLINE           Chairman of the Board and
----------------------------------------  Director
             Richard G. Cline




         /s/ VICTORIA B. JACKSON          Director
----------------------------------------
           Victoria B. Jackson


        /s/ LAWERANCE A. DEL SANTO        Director
----------------------------------------
          Lawrence A. Del Santo


         /s/ R. RANDOLPH DEVENING         Director
----------------------------------------
           R. Randolph Devening


           /s/ J. JOE ADORJAN             Director
----------------------------------------
             J. Joe Adorjan


           /s/ ARCHIE R. DYKES            Director
----------------------------------------
             Archie R. Dykes


           /s/ THOMAS G. KORTE            Vice President-Corporate
----------------------------------------  Controller (principal accounting
             Thomas G. Korte              officer)




                                   EXHIBIT INDEX
Exhibit No.                         Description
-----------                         -----------
2.1          Agreement Relating to Hussmann McAlpine Limited dated August 17,
             1998 between Hussmann Netherlands B.V. and Barry Edward Brill and Allan Francis Cotter, Phillip Joseph Miller, Howard James
             Small, and Robert Charles Todd and Kevin Stainer (incorporated by reference to Exhibit 2 to Hussmann International, Inc.'s Form
             8-K dated August 17, 1998).

2.2          Share Purchase Agreement dated January 6, 1999 between Hussmann
             International, Inc. and Vicente Guibert Azcue, Ramon Guibert Encio,
             Inigo Guibert Encio, Jose Iriondo Murua, Juan Felix Iriondo Altuna,
             Maria Elena Iriondo Altuna, Maria Teresa Iriondo Altuna, and
             Florita Iriondo Altuna (the definitive agreement to acquire Koxka)
             (incorporated by reference to Exhibit 2.2 to Hussmann International,
             Inc.'s Form 10-K for the fiscal year ended December 31, 1998 (the
             "1998 Form 10-K")).

3(i)         Certificate of Incorporation (incorporated by reference to Exhibit
             3(i) to Hussmann International, Inc.'s Registration Statement on
             Form 10/A No. 3 (Post-Effective Amendment No. 1) (Commission File
             No. 1-13407)).

3(ii)        Amended and Restated By-Laws (incorporated by reference to Exhibit
             3 to Hussmann International Inc.'s Form 10-Q for the quarter ended
             June 30, 1999).

4.1          Certificate of Designation of Series A Junior Participating
             Preferred Stock (incorporated by reference to Exhibit 4.2 to
             Hussmann International, Inc.'s Registration Statement on
             Form S-8 relating to its Retirement Savings Plans (Registration
             No. 333-44623).

4.2 Amended and Restated Rights Agreement dated as of July 15, 1999 between Hussmann International, Inc. and First Chicago Trust
             Company of New York (incorporated by reference to Exhibit 4 to
             Hussmann International Inc.'s Form 10-Q for the quarter ended June
             30, 1999).

4.3          Indenture dated as of May 22, 1998 by and between Hussmann
             International, Inc. and The Bank of New York (incorporated by reference to Exhibit 4.6 to Hussmann International, Inc.'s 1998
             Form 10-K)

10.1         Distribution and Indemnity Agreement dated as of December 31,
             1997 among Hussmann International, Inc., Hussmann Corporation and
             Whitman Corporation (incorporated by reference to Exhibit 2.1 to
             Hussmann International, Inc.'s Form 8-K dated January 30, 1998).

10.2         Tax Sharing Agreement dated as of December 31, 1997 among
             Hussmann International, Inc., Hussmann Corporation and Whitman
             Corporation (incorporated by reference to Exhibit 2.2 to Hussmann
             International, Inc.'s Form 8-K dated January 30, 1998).

10.3         Credit Agreement dated as of January 23, 1998 among Hussmann
             International, Inc., various financial institutions and Bank of America National Trust and Savings Association, as administrative agent (the "Credit Agreement") (incorporated by reference to Exhibit 4 to Hussmann International, Inc.'s Form 8-K dated
             May 15, 1998).

10.4         First Amendment dated as of May 29, 1998 to the Credit Agreement
             (incorporated by reference to Exhibit 4 to Hussmann International,
             Inc.'s Form 8-K dated May 15, 1998).

10.5         Second Amendment dated as of January 15, 1999 to the Credit
             Agreement (incorporated by reference to Exhibit 4.3 of the 1998
             Form 10-K).

10.6 Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Hussmann International, Inc.'s Form
             10-Q for the quarter ended March 31, 1998).<F**>

10.7         Form of Option Agreement (incorporated by reference to Exhibit
             10.4 to Hussmann International, Inc.'s Form 10-K for the quarter ended March 31, 1998).<F**>



10.8         Form of Restricted Stock Award (incorporated by reference to
             Exhibit 10.4 to Hussmann International, Inc.'s Form 10-K for the fiscal year ended December 31, 1997).<F**>

10.9         Change in Control Agreement (incorporated by reference to
             Exhibit 10.5 to Hussmann International, Inc.'s Registration
             Statement on Form 10/A No. 1 (Commission File No. 1-13407)).<F**>

10.10        Agreement between the Registrant and Richard G. Cline
             (incorporated by reference to Hussmann International Inc.'s
             Form 8-K dated January 12, 2000).<F**>

10.11<F*>    Stock Option Agreement dated as of February 1, 2000 between
             Hussmann International, Inc. and Richard G. Cline.<F**>

10.12        Employment Agreement dated as of April 9, 1998 between Hussmann
             International, Inc. and J. Larry Vowell (incorporated by reference to Exhibit 10.9 to Hussmann International, Inc.'s Form 10-Q for the quarter ended March 31, 1998).<F**>

10.13 Deferred Compensation Plan for Directors (incorporated by reference to Exhibit 10.9 to Hussmann International, Inc.'s 1998
             Form 10-K).<F**>

10.14        Form of Deferred Compensation and Payment Agreement for
             Directors (incorporated by reference to Exhibit 10.9 to Hussmann
             International, Inc.'s 1998 Form 10-K).<F**>

13<F*>       1999 Annual Report to Shareholders (pages 17-42).

21<F*>       Subsidiaries of Hussmann International, Inc.

23<F*>       Consent of KPMG LLP.

27<F*>       Financial Data Schedule.

--------------
<F*>Filed herewith.

<F**>Management compensation plan or agreement.