Form 10-Q
period 2000-03-31
HUSSMANN INTERNATIONAL INC
filed 2000-05-15
CIK 1046128

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                               Form 10-Q

(Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended March 31, 2000
                                    --------------

  or

( )  Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the transition period from             to
                                    ------------  -------------

     Commission file number: 01-13407
                             --------

                      Hussmann International, Inc.
        (Exact name of registrant as specified in its charter)

     Delaware                                    43-1791715
-----------------------------------------------------------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)


12999 St. Charles Rock Road, Bridgeton, Missouri       63044-2483
-----------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)


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

Common Stock outstanding at March 31, 2000: 50,539,000 shares

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        HUSSMANN INTERNATIONAL, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                         (Unaudited; in millions, except share data)

                                                                       Three Months Ended
                                                                            March 31,
                                                                 --------------------------------
                                                                       2000             1999
                                                                 ---------------  ---------------

Revenues                                                           $     295.0      $     271.1

Cost of goods sold                                                       239.7            226.1
                                                                 ---------------  ---------------

Gross profit                                                              55.3             45.0

Selling, general and administrative expenses                              39.5             33.0
                                                                 ---------------  ---------------

Operating income                                                          15.8             12.0

Interest expense                                                          (5.9)            (4.3)

Foreign exchange loss on purchase price hedge                                -            (10.3)

Other income, net                                                          1.2              0.5
                                                                 ---------------  ---------------

Income (loss) before income tax expense
  (benefit) and minority interests                                        11.1             (2.1)

Income tax expense (benefit)                                               4.0             (0.8)
                                                                 ---------------  ---------------

Net income (loss) before minority interests                                7.1             (1.3)

Minority interests                                                        (0.4)             0.5
                                                                 ---------------  ---------------

Net income (loss)                                                  $       6.7      $      (0.8)
                                                                 ===============  ==============

Basic and diluted earnings (loss) per share                        $      0.13      $     (0.02)

Weighted average shares - Basic                                     50,817,000       50,791,000

Weighted average shares - Diluted                                   51,183,000       50,791,000


See accompanying notes to consolidated financial statements.

                         HUSSMANN INTERNATIONAL, INC. AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS
                               (In millions, except share data)

                                                                      (Unaudited)
                                                                       March 31,    December 31,
                                                                         2000           1999
                                                                      -----------   ------------
ASSETS
Current assets:
   Cash and cash equivalents                                            $ 36.1         $ 34.9
   Receivables, net of allowance for doubtful
      accounts of $5.3 and $4.3, respectively                            279.5          290.5
   Inventories                                                           118.0          139.3
   Other current assets                                                   19.7           19.8
                                                                      -----------   ------------
      Total current assets                                               453.3          484.5

Property and equipment, net                                              199.3          199.5
Intangible assets, net                                                   100.8          109.1
Other assets                                                              23.9           23.3
                                                                      -----------   ------------
      Total assets                                                      $777.3         $816.4
                                                                      ===========   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term debt and current maturities
      of long-term debt                                                 $ 16.7         $ 18.4
   Accounts payable                                                      120.5          149.5
   Income taxes payable                                                    5.2            1.7
   Accrued expenses                                                       57.8           64.7
                                                                      -----------   ------------
      Total current liabilities                                          200.2          234.3

Long-term debt                                                           296.8          294.6
Other liabilities                                                         52.8           51.9
                                                                      -----------   ------------
   Total liabilities                                                     549.8          580.8
                                                                      -----------   ------------

Shareholders' equity:
   Preferred stock, $.001 par value,
      20,000,000 shares authorized, none
      issued or outstanding                                                  -              -
   Common stock, $.001 par value, 150,000,000
      shares authorized, 51,254,000 and 51,166,000 shares issued;
      50,539,000 and 50,909,000 shares outstanding, respectively           0.1            0.1
   Additional paid-in capital                                             92.8           92.8
   Retained earnings                                                     222.8          217.1
   Accumulated other comprehensive loss                                  (77.9)         (70.2)
   Treasury stock, at cost, 715,000 and 257,000 shares,
      respectively                                                       (10.3)          (4.2)
                                                                      -----------   ------------
      Total shareholders' equity                                         227.5          235.6
                                                                      -----------   ------------
      Total liabilities and shareholders'
         equity                                                         $777.3         $816.4
                                                                      ===========   ============


See accompanying notes to consolidated financial statements.

                        HUSSMANN INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited; in millions)

                                                                         Three Months Ended
                                                                              March 31,
                                                                      -------------------------
                                                                         2000          1999
                                                                      ----------    -----------
Cash flows from operating activities:
   Net income (loss)                                                    $  6.7        $  (0.8)
   Adjustments to reconcile net income (loss) to
      cash provided by operating activities:
      Depreciation and amortization                                        8.2            6.2
      Changes in assets and liabilities,
         exclusive of acquisitions:
         Receivables, net                                                 11.0           41.8
         Inventories                                                      21.3           13.6
         Accounts payable                                                (29.0)         (25.9)
         Income taxes payable                                              3.5           (9.2)
         Accrued expenses                                                 (6.9)         (23.3)
         Other assets and liabilities                                      0.5            8.2
                                                                      ----------    -----------
Net cash provided by operating activities                                 15.3           10.6

Cash flows from investing activities:
   Capital investments                                                    (8.1)          (8.2)
   Business acquired, net of cash                                            -         (128.7)
   Other                                                                   0.7            6.6
                                                                      ----------    -----------
Net cash used in investing activities                                     (7.4)        (130.3)

Cash flows from financing activities:
   Net decrease in short-term debt                                        (1.6)          (5.0)
   Net borrowings on revolving credit facility and
      lines-of-credit                                                      2.1          154.9
   Proceeds from the sale of common stock under
      option plans                                                           -            0.4
   Dividends paid                                                         (1.0)          (1.0)
   Repurchase of common stock                                             (6.1)             -
                                                                      ----------    -----------
Net cash (used in) provided by financing activities                       (6.6)         149.3

Effects of foreign exchange rate changes on cash and
   cash equivalents                                                       (0.1)          (5.8)
                                                                      ----------    -----------
Net change in cash and cash equivalents                                    1.2           23.8

Cash and cash equivalents, beginning of period                            34.9           26.1
                                                                      ----------    -----------
Cash and cash equivalents, end of period                                $ 36.1        $  49.9
                                                                      ==========    ===========

See accompanying notes to consolidated financial statements.

           HUSSMANN INTERNATIONAL, INC AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (Unaudited; in millions)


1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements present the operations of Hussmann International, Inc. and subsidiaries ("Hussmann" or the "Company") for the three months ended March 31, 2000 and 1999.

In the opinion of Management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal, recurring items) necessary to present fairly Hussmann's consolidated financial condition, results of operations and cash flows for the periods presented. The unaudited consolidated financial statements are presented in accordance with the requirements of Regulation S-X and consequently do not include all disclosures required by generally accepted accounting principles. The interim results are not necessarily indicative of the results that may be expected for a full year. Certain prior year amounts have been reclassified to conform to current year presentation.


2.   EARNINGS PER SHARE

The number of shares of Hussmann Common Stock used in the calculation of earnings per share for the three months ended March 31, is as follows (in thousands):

                                                       2000           1999
                                                    ----------     ----------

Weighted average shares outstanding - basic           50,817         50,791
Dilutive effect of stock options                         366              -
                                                    ----------     ----------
Weighted average shares outstanding - diluted         51,183         50,791
                                                    ==========     ==========

Options to purchase 4,170,000 shares of Hussmann Common Stock at prices ranging from $13.66 to $18.34 per share were outstanding during the three months ended March 31, 2000, but were not included in the computation of diluted earnings per share due to the exercise price of these options being greater than the average market price of Hussmann Common Stock. These options begin to expire in 2008.

Since Hussmann recorded a net loss for the three months ended March 31, 1999, all options to purchase shares of Hussmann Common Stock outstanding during the first quarter of 1999 were excluded from the calculation of diluted EPS.

3.   INVENTORIES

Inventories consist of the following:

                                             March 31,    December 31,
                                               2000           1999
                                           ------------   ------------

Raw materials and work in process             $ 80.0         $102.7
Finished goods                                  38.0           36.6
                                           ------------   ------------
Total                                         $118.0         $139.3
                                           ============   ============

4.   PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

                                   March 31,     December 31,
                                    2000            1999
                                 ------------    ------------

Land                               $  11.1         $  12.0
Buildings and improvements            84.7            84.4
Machinery and equipment              270.2           267.3
                                 ------------    ------------
Total property and equipment         366.0           363.7
   Accumulated depreciation         (175.2)         (168.2)
Construction in progress               8.5             4.0
                                 ------------    ------------
                                   $ 199.3         $ 199.5
                                 ============    ============


5.   BUSINESS SEGMENT INFORMATION

The Company is organized and managed on a geographic basis with three operating segments: the U.S. and Canada, Europe and Other
International. The Corporate segment includes certain financing and employee benefit costs, certain information systems costs and other general corporate income and expense items.

Revenues are attributed to the location from which products are shipped or services are provided. Certain prior year amounts included in the tables below have been reclassified to conform to current year presentation. Summarized information about Hussmann's operations in each of its business segments for the three months ended March 31 is as follows:

                                                                               Operating
                                                 Revenues                       Income
                                        -------------------------      ------------------------
                                           2000           1999           2000           1999
                                        ----------     ----------      ---------      ---------

U.S. and Canada                           $220.1         $204.0          $27.4          $25.3
Europe                                      39.3           35.7           (0.5)          (2.8)
Other International                         35.6           31.4           (2.9)          (3.7)
                                        ----------     ----------      ---------      ---------
  Total                                   $295.0         $271.1           24.0           18.8
                                        ==========     ==========
Corporate admin. expenses                                                 (8.2)          (6.8)
                                                                       ---------      ---------
Total operating income                                                   $15.8          $12.0
                                                                       =========      =========

6.   COMPREHENSIVE LOSS

Comprehensive loss for the three months ended March 31, consists of the following:

                                        2000          1999
                                     ---------     ----------

Net income (loss)                      $ 6.7         $ (0.8)
Cumulative translation adjustment       (7.7)          (9.9)
                                     ---------     ----------
Comprehensive loss                     $(1.0)        $(10.7)
                                     =========     ==========

7.  BUSINESS COMBINATION

Hussmann completed its acquisition of Koxka C.E., S.A. ("Koxka") on March 23, 1999. Hussmann acquired virtually 100% of the outstanding stock of Koxka through a cash tender offer. Koxka manufactures a complete line of commercial and industrial refrigeration products at five manufacturing facilities located throughout Spain.

Hussmann paid approximately $135.0 in cash for the acquisition. This excludes the $10.3 loss related to the purchase price hedge used by the Company to lock-in the U.S. Dollar purchase price of $145.0. Since only direct costs of an acquisition can be capitalized in determining the purchase price, the loss on the hedging instruments was expensed during the first quarter of 1999. The purchase price was principally funded with borrowings under Hussmann's 5-year unsecured revolving credit facility. The acquisition of Koxka was accounted for using the purchase method of accounting, and accordingly, the results of its operations have been reflected in the consolidated statements of operations since the date of acquisition. The purchase price has been allocated to the assets acquired and the liabilities assumed based upon their estimated fair market value.

8.  SUBSEQUENT EVENTS

On May 11, 2000, Hussmann entered into an Agreement and Plan of Merger with Ingersoll-Rand Company ("Ingersoll") under which Ingersoll has agreed to acquire Hussmann for $29 per share, in cash. The acquisition will be effected through a cash tender offer for all outstanding shares of Hussmann Common Stock. Completion of the tender offer is subject to at least a majority of shares of Hussmann Common Stock on a fully diluted basis being tendered, receipt of all necessary regulatory approvals and other customary conditions.

           Hussmann International, Inc. and Subsidiaries
                           (In millions)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Hussmann International, Inc. ("Hussmann" or the "Company") manufactures, sells, installs and services merchandising and refrigeration systems for the commercial food industry throughout the world. Products include refrigerated and non-refrigerated display merchandisers, refrigeration systems and controls, beverage coolers, air handlers, evaporative condensers, heat exchange coils and walk-in storage coolers and freezers. Hussmann operates in three geographic segments: U.S. and Canada, Europe and Other International which includes Latin America and Asia-Pacific.

RECENT EVENTS

On May 11, 2000, Hussmann entered into an Agreement and Plan of Merger (the "Merger Agreement") with Ingersoll-Rand Company ("Ingersoll") and IR Merger Corporation, a wholly owned subsidiary of Ingersoll, under which Ingersoll has agreed to acquire Hussmann. The acquisition will be effected through a cash tender offer for all outstanding shares of Hussmann Common Stock at $29 per share. Completion of the tender offer is subject to at least a majority of shares of Hussmann Common Stock on a fully diluted basis being tendered, receipt of all necessary regulatory approvals and other customary conditions. The acquisition is not subject to any condition relating to financing.

Other information concerning the tender offer and the merger will be included in, and a copy of the Merger Agreement will be filed as an exhibit to, the Solicitation/Recommendation Statement on Schedule 14D-9 of the Company and Schedule TO of Ingersoll, to be filed with the Securities and Exchange Commission (the "SEC").

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2000 COMPARED WITH THREE MONTHS ENDED MARCH 31, 1999.

REVENUES

Revenues of $295.0 for the three months ended March 31, 2000 were $23.9 or 9% over the same period 1999 revenues of $271.1. Revenues increased in all three geographic segments. The following table provides a summarized analysis:


                                2000          Change
                              Revenues       From 1999        Increase
------------------------------------------------------------------------

U.S. and Canada                $220.1          $16.1              8%
Europe                           39.3            3.6             10
Other International              35.6            4.2             13
------------------------------------------------------------------------

Total                          $295.0          $23.9              9%
------------------------------------------------------------------------

The 8% increase in revenues in the U.S. and Canada was principally driven by continued strong U.S. supermarket and specialty case demand. The 10% increase in revenues in Europe was due to the acquisition of Koxka, which contributed approximately $23.0 in revenues for the three months ended March 31, 2000. Excluding Koxka, revenues in Europe would have decreased nearly 54% due to the planned reduction of lower-margin contracting business in the U.K. The 13% increase in revenues in Other International was primarily due to revenue growth in Brazil. Revenues in Brazil increased significantly due to increased beverage cooler sales and the negative impact of the significant devaluation of the Brazilian Real, which took place during the first quarter of 1999.

GROSS PROFIT

Gross profit increased $10.3 or 23% for the three months ended March
31, 2000 over the same period 1999. Gross profit as a percent of revenue increased to 18.7% from 16.6% in the prior year. This improvement primarily reflects the addition of higher-margin Koxka sales, the planned reduction of lower-margin contracting business in the U.K. and continued focus on worldwide manufacturing efficiencies.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Total selling, general and administrative ("SG&A") expenses increased 20% to $39.5 in 2000 from $33.0 in 1999. The increase in SG&A expenses relates primarily to the acquisition of Koxka.

OPERATING INCOME

Operating income of $15.8 for the first quarter of 2000 was 31% or $3.8 greater than that reported for the comparable period of 1999. The following table provides a summary of operating income by segment:

                                       2000
                                    Operating        Change         Increase
                                   Income (loss)    From 1999      (decrease)
------------------------------------------------------------------------------
U.S. and Canada                       $27.4          $ 2.1              8%
Europe                                 (0.5)           2.3             82
Other International                    (2.9)           0.8             22
------------------------------------------------------------------------------
                                       24.0            5.2             28

Corporate admin. expenses              (8.2)          (1.4)           (21)
------------------------------------------------------------------------------

Total operating income                $15.8          $ 3.8             31%
------------------------------------------------------------------------------

The increase in the U.S. and Canada was primarily due to increased volume. The operating loss in Europe improved by 82% to $0.5 from an operating loss of $2.8 for the same period of 1999. This improvement was largely due to the acquisition of Koxka. The improvement was also the result of increased productivity, the planned reduction of lower-margin contracting business in the U.K. and the related reductions in overhead costs. The operating loss in Other International improved by 22% to $2.9 primarily due to a strong performance in Brazil.

INTEREST EXPENSE

Interest expense of $5.9 increased $1.6 or 39% over 1999 primarily due to increased borrowings to fund the acquisition of Koxka. The acquisition was consummated on March 23, 1999, and therefore, the 1999 consolidated statement of operations includes only one week of interest expense for debt associated with the acquisition.

FOREIGN EXCHANGE LOSS

The Company recognized a one-time $10.3 pretax loss associated with the hedge of the Koxka purchase price. Because Koxka was a publicly traded company in Spain, the purchase price was denominated in Spanish Pesetas. In order to avoid foreign currency exposure over the extended period involved in completing the acquisition, Management hedged the Company's Peseta exposure to lock-in a U.S. Dollar purchase price of $145.0. The $10.3 loss associated with the financial instruments used to hedge the Koxka purchase price (the "Koxka Charge") has been reflected in the consolidated statements of operations as foreign exchange loss on purchase price hedge.

EFFECTIVE INCOME TAX RATE

Hussmann's effective income tax rate was 36.0% for the three months ended March 31, 2000, or 2.0 points lower than the 1999 effective tax rate of 38.0%. This lower effective tax rate is the result of tax strategies relating to both domestic and international operations and a lower statutory rate in Spain than in the U.S.

NET INCOME AND EARNINGS PER SHARE

Net income for the three months ended March 31, 2000 increased by $7.5 to $6.7 from a loss of $0.8 for the same period of 1999. Net income for the period ended March 31, 1999 was negatively impacted by the aforementioned Koxka Charge. The after-tax impact of the Koxka Charge was $6.4 or 13 cents per diluted share.

LIQUIDITY, FINANCIAL CONDITION AND CAPITAL RESOURCES

CASH FLOWS FROM OPERATIONS

During the first quarter of 2000 the Company provided cash from operations of $15.3 compared to $10.6 for the same period of 1999. This increase is primarily due to the improvement in net income.

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in investing activities was $7.4 and $130.3 for the three months ended March 31, 2000 and 1999, respectively. Cash used for capital investments in 2000 was flat compared to the same period of 1999. The significant use of cash in 1999 primarily represents the purchase price of Koxka. In 1999, other cash flows from investing activities include the cash proceeds from the sale of the Company's interest in an airplane and the sale of a manufacturing facility in Scotland.

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash (used in) provided by financing activities was ($6.6) and $149.3 for the three months ended March 31, 2000 and 1999, respectively. The majority of cash used in financing activities for the three months ended March 31, 2000 represents the repurchase of Hussmann Common Stock under the Company's stock repurchase program. For the three months ended March 31, 2000, the Company repurchased approximately 458,000 shares at a cost of $6.1. The stock repurchase program was funded utilizing free cash flow generated in the same period. The significant increase in 1999's reported balance represents borrowings under the Company's Credit Facility (defined below) to fund the acquisition of Koxka.

AVAILABLE CASH AND BORROWINGS

Hussmann has an existing credit facility with a syndicate of commercial banks and financial institutions, which enables Hussmann to borrow funds at variable interest rates on a revolving credit basis up to an aggregate principal amount of $350.0 (the "Credit Facility").

In March 1999, Hussmann borrowed approximately $145.0 under the Credit Facility to fund the acquisition of Koxka and to pay related expenses. As of March 31, 2000, $85.0 was outstanding under the Credit Facility. In addition, as of March 31, 2000, Hussmann had $80.0 and $47.0 of uncommitted domestic lines-of-credit available and outstanding, respectively, and $30.0 and $4.8 of uncommitted international lines-of-credit available and outstanding, respectively.

In June 1999, the Company borrowed $46.0 in the form of a seven-year amortizing note. The interest rate is established semi-annually based on LIBOR (London Interbank Offer Rate). The current interest rate is approximately 6.9%. The Company used the proceeds from the note to repay amounts borrowed under the Credit Facility. As of March 31, 2000, there was approximately $42.9 outstanding on the amortizing note.

Management believes cash flows from operations, unused amounts available under the Credit Facility and the Shelf Registration and access to capital markets will be sufficient to satisfy Hussmann's future working capital, capital investments, acquisitions, share repurchase program and other financing requirements for the foreseeable future. Management also believes Hussmann will be able to access capital markets on satisfactory terms, although there can be no assurance that will be the case.

NON-U.S. OPERATIONS

Hussmann's most significant non-U.S. operations are located in Canada, Mexico, Spain and the U.K., with smaller operations located in, among other countries, New Zealand, Australia, Brazil and China. Because the majority of Hussmann's non-U.S. entities conduct the majority of their business in their respective local currencies, Hussmann is subject to foreign currency risks when translating its non-U.S. entity financial statements into U.S. Dollars for financial reporting purposes.

Hussmann uses foreign currency risk management instruments to manage its more significant exposures to changes in foreign currency exchange rates with respect to certain foreign currency transactions. Management continually monitors the Company's use of foreign currency risk management instruments in order to mitigate the Company's exposures.

In addition to foreign currency translation and transaction risks, the Company faces other risks associated with its non-U.S. operations including the potential for restrictive actions taken by host country governments, risks relating to non-U.S. economic and political conditions and risks relating to limits on the transfer of funds from non-U.S. entities to Hussmann. Management believes it has sufficient insurance coverage to protect the Company from significant losses associated with these risks.

NEW ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, SFAS 133 was amended whereby the effective date was deferred one year, to fiscal years beginning after June 15, 2000. Management is currently assessing the effects of this statement on the Company's consolidated financial statements and notes thereto. However, management does not believe SFAS 133 will have a significant impact on Hussmann's consolidated results of operations, financial condition or its cash flows.

SAFE HARBOR STATEMENT

Management has made and will make certain forward-looking statements in its reports filed with the SEC, reports to shareholders and in certain other contexts relating to future revenues, costs, expenses, production schedules, profitability and financial resources, among others. These statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on Management's beliefs and assumptions using information currently available. Accordingly, Hussmann's actual results may differ materially from those projected, expressed or implied in such forward-looking statements due to known and unknown risks and uncertainties that exist in Hussmann's operations and business environment, including, among other factors: 1) failure of the Company to produce anticipated cost savings or improved productivity; 2) the timing and magnitude of capital investments; 3) economic and market conditions in the U.S. and worldwide; 4) foreign currency exchange rates; 5) changes in customer spending levels and demand for new products; 6) cost and availability of raw materials; 7) continuation of growth in significant developing markets such as Latin America and Asia-Pacific; 8) overall competitive activities; and 9) other risks described in the Company's other filings with the SEC.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

FOREIGN CURRENCY RISK

Hussmann's most significant non-U.S. operations are located in Canada, Mexico, Spain and the U.K., with smaller operations located in, among other countries, New Zealand, Australia, Brazil and China. Because the majority of Hussmann's non-U.S. entities conduct the majority of their business in their respective local currencies, Hussmann is subject to foreign currency risks when translating its non-U.S. entity financial statements into U.S. Dollars for financial reporting purposes.

Hussmann uses foreign currency risk management instruments to manage its more significant exposures to changes in foreign currency exchange rates with respect to certain foreign currency transactions. Management continually monitors the Company's use of foreign currency risk management instruments in order to mitigate the Company's exposures.

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

INTEREST RATE RISK

As of March 31, 2000, Hussmann had $303.1 in long-term debt outstanding, $125.0 of which represented senior note obligations with a fixed rate of 6.75%. The majority of the remaining balance represents amounts outstanding on the Company's Credit Facility and the amortizing note, both with interest based on LIBOR. Given the current mix of the Company's outstanding indebtedness, Management does not believe the Company's exposure to short-term interest rate changes would have a significant impact on Hussmann's results of operations, financial condition or its cash flows.

COMMODITY RISK

Hussmann uses copper wiring and tubing in the manufacture of its products. As a result, the Company's operating results are subject to fluctuations in the price of copper. Hussmann uses hedging instruments to mitigate a portion of these risks. Overall, this hedging activity is not considered to be material to Hussmann's consolidated results of operations, financial condition or its cash flows.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibit
Number   Exhibit
-------  -------

10.11 Stock Option Agreement dated as of February 1, 2000 between Hussmann International, Inc. and Richard G. Cline (incorporated by reference to Exhibit 10.11 to Hussmann International Inc.'s Form 10-K for the fiscal year ended December 31, 1999).

27       Financial Data Schedule
         (filed electronically with the SEC only)

(b) Reports on Form 8-K

Hussmann filed a Current Report on Form 8-K dated January 12, 2000 to report that Hussmann and Richard G. Cline, Chairman of the Board of Hussmann, had signed an agreement pursuant to which Mr. Cline agreed, pending his re-election to the Board of Directors of Hussmann at the 2000 Annual Meeting of Stockholders, to extend his term as Chairman of the Board for a period of twelve months expiring January 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            HUSSMANN INTERNATIONAL, INC.

                                 /s/ Thomas G. Korte
                                 ---------------------------------------
                                                         Thomas G. Korte
                                                          Vice President
                                                and Corporate Controller
                                             (as duly authorized officer
                                                and principal accounting
     Dated: May 15, 2000                      officer of the registrant)